Form 10QSB
period 1996-06-30
CITIZENS COMMUNITY BANCORP INC
filed 1996-08-12
CIK 1002214

- -------------------------------------------------------------------------------
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

 X   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act
- ----  of 1934


For the quarterly period ended June 30, 1996

- ---- Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from          to
                               ---------  ---------
Commission file number 33-98090

                        CITIZENS COMMUNITY BANCORP, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

        Florida                                             65-0614044
        -------                                             ----------
(State or Other Jurisdiction                             (I.R.S. Employer
of Incorporation or Organization)                       Identification No.)

                        1112 1/2 North Collier Boulevard
                           Marco Island, Florida 33937
                    (Address of Principal Executive Offices)

                                 (941) 389-1800
                (Issuer's Telephone Number, Including Area Code)


         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

   Check  whether  the  issuer:  (1) filed all  reports  required to be filed by
Section 12, 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days:

YES  X    NO

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date;



Common stock, par value $.01 per share                   670,000
- --------------------------------------           ----------------------
                         (class)               Outstanding at August 2, 1996





- -------------------------------------------------------------------------------

                 CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARY

                                      INDEX


Part I. Financial Information

   Item 1. Financial Statements                                            Page

     Condensed Consolidated Balance Sheet -
       June 30, 1996 (unaudited)..............................................2

     Condensed Consolidated Statements of Operations -
       Three and Six Months ended June 30, 1996 (unaudited)...................3

     Condensed Consolidated Statement of Cash Flows -
       Six months ended June 30, 1996 (unaudited).............................4

     Notes to Condensed Consolidated Financial Statements (unaudited).......5-8

   Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations.............................................9-11

Part II. Other Information

   Item 4.  Submission of Matters to a Vote of Security Holders..............12

   Item 5.  Other Information................................................12

   Item 6. Exhibits and Reports on Form 8-K..................................12

SIGNATURES...................................................................12

                 CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARY

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Condensed Consolidated Balance Sheet

                                                                   June 30,
                                                                   --------
    Assets                                                           1996
                                                                     ----
                                                                 (unaudited)
Cash and cash equivalents:
    Cash and due from banks                                        $    143,118
    Federal funds sold                                                7,415,000
                                                                      ----------

            Total cash and cash equivalents                           7,558,118

Investment securities held-to-maturity                                3,728,758
Loans, net                                                            1,627,544
Premises and equipment, net                                           1,121,147
Accrued income and other assets                                         224,968
Deferred tax asset                                                       82,600
                                                                         ------
            Total                                                  $ 14,343,135
                                                                      ==========
    Liabilities and Stockholders' Equity

Deposits:
    Demand deposits                                                   2,769,127
    NOW deposits                                                      2,026,123
    Money market deposits                                             1,093,826
    Savings deposits                                                    190,184
    Other time deposits                                               2,364,090
                                                                      ----------

            Total deposits                                            8,443,350
                                                                      ---------

Other liabilities                                                        46,779
                                                                         ------

Stockholders' Equity:
    Preferred stock, $.01 par value, 2,000,000 shares authorized,
        none issued or outstanding                                          -
    Common stock, $.01 par value, 8,000,000 shares authorized,
        670,000 shares issued and outstanding                             6,700
    Additional paid-in capital                                        5,983,972
    Accumulated deficit                                                (137,666)
                                                                      ----------

            Total stockholders' equity                                5,853,006
                                                                      ---------

            Total                                                  $ 14,343,135
                                                                     ==========

















See Accompanying Notes to Condensed Consolidated Financial Statements.

                 CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARY

                 Condensed Consolidated Statements of Operations


                                                        Three Months  Six Months
                                                            Ended      Ended
                                                           June 30,   June 30,
                                                           --------   --------
                                                             1996      1996
                                                             ----      ----
                                                               (unaudited)
Interest income:
    Loans                                                  $  16,222    16,437
    Federal funds sold                                       100,319   116,094
    Investment securities                                     21,553    21,553
    Deposits in banks                                         18,637    43,863
                                                           --------- ---------

            Total interest income                            156,731   197,947
                                                           --------- ---------

Interest expense:
    Deposits                                                  55,995    57,827
    Mortgage                                                    --       7,174
                                                           --------- ---------

            Total interest expense                            55,995    65,001
                                                           --------- ---------

            Net interest income                              100,736   132,946
                                                           --------- ---------

Provision for credit losses                                    6,500     6,500
                                                           --------- ---------

Net interest income after provision for credit losses         94,236   126,446
                                                           --------- ---------

Other income:
    Customer service charges                                   5,519     5,773
                                                           --------- ---------

Other expense:
    Compensation and benefits                                 99,643   120,303
    Occupancy and equipment                                   31,070    34,343
    Outside services                                          13,019    13,019
    Office supplies and expense                               18,825    47,565
    Marketing expenses                                        17,706    17,706
    Professional fees                                         14,723    29,401
    Miscellaneous                                             39,506    54,464
                                                           --------- ---------

            Total other expense                              234,492   316,801
                                                           --------- ---------

Loss before income tax benefit                              (134,737) (184,582)

Income tax benefit                                           (50,500)  (69,200)
                                                           --------- ---------

Net loss                                                   $ (84,237)(115,382)
                                                           ========= =========

Loss per share                                             $    (.12)     (.18)
                                                           ========= =========

Dividends per share                                        $    --        --
                                                           ========= =========

Weighted average number of shares outstanding                670,000   628,762
                                                           ========= =========



See Accompanying Notes to Condensed Consolidated Financial Statements.

                 CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARY

                 Condensed Consolidated Statement of Cash Flows


                                                                Six Months
                                                                  Ended
                                                                 June 30,
                                                                 --------
                                                                   1996
                                                                   ----
                                                                (unaudited)
Cash flows from operating activities:
    Net loss                                                 $   (115,382)
    Adjustments to reconcile net loss to net cash
        used in operating activities:
            Depreciation and amortization                          15,375
            Provision for credit losses                             6,500
            Increase in accrued income and other assets           (83,926)
            Decrease in other liabilities                          (2,252)
            Deferred tax benefit                                  (69,200)
                                                             ------------

                Net cash used in operating activities            (248,885)
                                                             ------------

Cash flows from investing activities:
    Purchase of property and equipment                           (452,777)
    Purchase of investment securities                          (3,728,758)
    Loans originated net of principal collected                (1,634,044)

                Net cash used in investing activities          (5,815,579)
                                                             ------------

Cash flows from financing activities:
    Net increase in deposits                                    8,443,350
    Redemption of preferred stock                                 (21,000)
    Repayment of advance due to organizers                       (239,000)
    Proceeds from issuance of common stock                      6,030,000
    Payment of mortgage payable                                  (593,806)
    Payment of offering costs                                     (39,328)
                                                                  -------

                Net cash provided by financing activities      13,580,216
                                                             ------------

Net increase in cash and cash equivalents                       7,515,752

Cash and cash equivalents at beginning of period                   42,366
                                                             ------------

Cash and cash equivalents at end of period                   $  7,558,118
                                                             ============

Supplemental  disclosure of cash flow  information-
    Cash paid during the period for:
        Interest                                             $     51,263
                                                             ============

        Income taxes                                         $       --
                                                             ============





See Accompanying Notes to Condensed Consolidated Financial Statements.

                 CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARY

        Notes to Condensed Consolidated Financial Statements (unaudited)


(1) Description of Business and Summary of Significant Accounting Policies General. Citizens Community Bancorp, Inc. (the "Holding Company") was incorporated on May 24, 1995. The Holding Company owns 100% of the outstanding common stock of Citizens Community Bank (the "Bank") (collectively the "Company"). The Holding Company was organized simultaneously with the Bank and its only business is the ownership and operation of the Bank. The Bank is a Florida state chartered commercial bank and is insured by the Federal Deposit Insurance Corporation. The Bank opened for business on March 8, 1996 and provides community banking services to businesses and individuals in Collier County, Florida. The Company has adopted a fiscal year ending December 31.

Basis of Presentation. The accompanying consolidated financial statements of the Company include the accounts of the Holding Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting practices of the Company conform to generally accepted accounting principles and to general practices within the banking industry.

Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and Cash Equivalents. For purposes of the statement of cash flows, cash and cash equivalents are defined as those amounts presented in the accompanying consolidated balance sheet as cash and due from banks and federal funds sold.

Loans and  Allowance  for Credit  Losses.  Loans are  reported at the  principal amount outstanding. The allowance for credit losses has been established through a provision for credit losses charged to operations. Loans will be charged against the allowance for credit losses when management believes that the collectibility of the principal is unlikely. Subsequent recoveries will be added to the allowance. The allowance is an amount that management believes will be adequate to absorb possible losses inherent in existing loans and loan commitments, based on evaluations of collectibility and prior loss experience. Management will evaluate the adequacy of the allowance quarterly, or more frequently if considered necessary. The evaluation will take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, loan concentrations, specific problem loans and commitments, and current and anticipated economic conditions that may affect the borrower's ability to repay.

Uncollected Interest. The Company will place loans on nonaccrual status when management believes the collection of interest is doubtful. If the ultimate collectibility of principal and interest due according to the contractual terms of the loan agreement is in doubt, the loan will be considered impaired, and interest is credited to income when collected.

                                                                     (continued)

                 CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARY

(1) Description of Business and Summary of Significant Accounting Policies, Continued Loan Impairment and Losses. The Company adopted Statements of Financial Accounting Standards No. 114 and 118 ("SFAS 114 and 118"). These Statements address the accounting by creditors for impairment of certain loans. The Statements generally require the Company to identify loans for which the Company probably will not receive full repayment of principal and interest, as impaired loans. The Statements require that impaired loans be valued at the present value of expected future cash flows, discounted at the loan's effective interest rate, or at the observable market price of the loan, or the fair value of the underlying collateral if the loan is collateral dependent. The Company has implemented the Statements by instituting a quarterly review of the adequacy of the allowance for credit losses to also identify and value impaired loans in accordance with guidance in the Statements.

    Management will consider a variety of factors in determining whether a loan is impaired, including (i) any notice from the borrower that the borrower will be unable to repay all principal and interest amounts contractually due under the loan agreement, (ii) any delinquency in the principal and interest payments other than minimum delays or shortfalls in payments, and (iii) other information known by management which would indicate that full repayment of the principal and interest is not probable. In evaluating loans for impairment, management will generally consider delinquencies of 60 days or less to be minimum delays, and accordingly will not consider such delinquent loans to be impaired in the absence of other indications of impairment.

    Management will evaluate smaller balance, homogeneous loans for impairment and adequacy of allowance for credit losses collectively, and will evaluate other loans for impairment individually, on a loan-by-loan basis. The Company will evaluate the consumer loan portfolio which are smaller homogeneous loans for impairment on an aggregate basis, and will utilize its own historical charge-off experience, as well as the charge-off experience of its peer group and industry statistics to evaluate the adequacy of the allowance for credit losses. For all commercial, commercial real estate and residential mortgage loans, the Company will evaluate loans for impairment on a loan-by-loan basis.

    The Company will evaluate all nonaccrual loans as well as any accruing loans exhibiting collateral or other credit deficiencies for impairment. With respect to impaired, collateral-dependent loans, any portion of the recorded investment in the loan that exceeds the fair value of the collateral will be charged off. There were no loans identified as impaired during the period ended June 30, 1996.

    For impairment recognized in accordance with these Statements, the entire change in the present value of expected cash flows, or the entire change in estimated fair value of collateral for collateral dependent loans will be reported as a provision for credit losses in the same manner in which impairment initially was recognized or as a reduction in the amount of the provision that otherwise would be reported.

Loan Origination Fees and Costs. Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized to interest income as a yield adjustment over the contractual life of the related loan.

                                                                     (continued)

                 CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARY

(1) Description of Business and Summary of Significant Accounting Policies, Continued Premises and Equipment. Premises and equipment are stated at cost less accumulated amortization and depreciation. It is the policy of the Company to provide depreciation based on the estimated useful life of individual assets, calculated using the straight-line method. Estimated useful lives generally range from three to twenty-five years for Bank building and improvements, five years for leasehold improvements and five to ten years for furniture, fixtures and equipment.

Organizational Costs. All pre-opening expenses have been charged to expense as incurred. All organizational costs have been deferred and amortized using the straight-line method over five years.

Advances  from   Organizers.   Certain   of  the   Company's   organizers   made
    noninterest-bearing advances of $239,000 to the Company. These amounts were used to fund organizational and other costs incurred by the Holding Company and the Bank. The advances were repaid to the organizers on February 7, 1996 from the proceeds of the Company's common stock offering.

Income Taxes. Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements. Deferred tax assets and liabilities are included in the consolidated financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, Accounting for Income Taxes. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Per Share Amounts. Loss per common share was computed by dividing the net loss for the period by the weighted average number of shares outstanding during the period from February 7, 1996 (the date escrow was broken) to June 30, 1996. The effect of the outstanding warrants was not material.

                                                                     (continued)

                 CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARY

(2) Regulatory Matters
    Banking laws and regulations limit the amount of dividends that may be paid by the Bank. The FDIC requires insured banks to maintain certain specified levels of capital.

            Leverage-Capital Ratio. The FDIC requires banks to maintain a minimum leverage- capital ratio of Tier I (as defined) to total assets. The leverage-capital ratio generally ranges from 3% to 5% based on the bank's rating under the regulatory rating system. The Bank's required leverage-capital ratio at June 30, 1996 was 4%.

            Risk-Weighted Assets Capital Ratios. The FDIC has also adopted a risk-based capital statement of policy which imposes an additional capital standard on insured banks. Under this regulation, a bank must classify its assets and certain off-balance sheet activities into categories, and maintain specified levels of capital for each category. The amount of capital that is required is dependent upon the amount of risk attributed to each category by the FDIC. A bank must have a total risk-based capital ratio of no less than 8% and a Tier I capital to risk-weighted assets ratio of no less than 4%. Under the statement of policy, certain assets are required to be deducted from risk-based capital. Such assets include certain nonqualifying intangible assets, unconsolidated banking and finance subsidiaries, investments in securities subsidiaries and reciprocal holdings of capital instruments with other banks. In addition, the FDIC may consider deducting other assets on a case-by-case basis or investments in other subsidiaries on a case-by-case basis or based on the general characteristics or functional nature of the subsidiaries.

            At June 30, 1996, the Bank was in compliance with all regulatory capital requirements.

                 CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARY

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations

                         Six Months Ended June 30, 1996

General

    Citizens Community Bancorp, Inc. (the "Holding Company") was incorporated on May 24, 1995. The Holding Company owns 100% of the outstanding common stock of Citizens Community Bank (the "Bank") (collectively the "Company"). The Holding Company was organized simultaneously with the Bank and its only business is the ownership and operation of the Bank. The Bank is a Florida state chartered commercial bank and is insured by the Federal Deposit Insurance Corporation. The Bank opened for business on March 8, 1996 and provides community banking services to businesses and individuals in Collier County, Florida. The Company has adopted a fiscal year ending December 31.

Liquidity and Capital Resources

    The Company's primary source of cash during the six months ended June 30, 1996 was from the proceeds from the sale of common stock of $6.0 million and net deposit inflows of $8.4 million. Cash was used primarily to repay a mortgage loan on land purchased during the organizational stage, to purchase investment securities, to originate loans, to fund construction of a permanent building and repayment of advances to organizers. At June 30, 1996, the Company had outstanding commitments to originate loans totaling $2.6 million. At June 30, 1996, the Bank exceeded its regulatory liquidity requirements.

Common Stock Offering

    As of June 30, 1996, the Company has sold 670,000 shares of common stock for an aggregate of $6,030,000. The Company incurred $39,328 in offering expenses relating to their public offering of the Company's common stock and warrants. Offering expenses were deducted from the proceeds received from the sale of common stock and warrants.

Common Stock Warrants

    During the initial offering period shares were offered in units with a unit consisting of one share of common stock and one warrant. Each warrant entitles the holder thereof to purchase 1/2 of one share of additional common stock for $9.00 per share during the 24 month period following the effective date of registration of the shares. As of June 30, 1996 there were 670,000 warrants outstanding entitling the holders to purchase 335,000 shares of the Company's stock. No warrants have been exercised.

Depositors' Stock Purchase Plan

    The Company is offering common stock to depositors of the Bank. Each depositor who opens a deposit account with a balance of $1,000 or more may purchase up to 500 shares of common stock at $9.00 per share. This offer expires March 8, 1997.

                 CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARY

                     Three-Month Period Ended June 30, 1996


Results of Operations:

General. Net loss for the three months ended June 30, 1996 was $(84,237) or $(.12) per share. At June 30, 1996 the Bank had not achieved the asset size necessary to operate profitably.

Interest Income and Expense. Interest income totalled $156,700 for the three months ended June 30, 1996. Interest income earned on loans was $16,200. The average loan portfolio balance for the three months ended June 30 was $761,000 with a weighted average yield of 8.5%.

    Interest earned on investment securities was $21,500. The average investment securities portfolio was $1.6 million with a weighted average yield of 5.3%. Interest on federal funds sold and deposits in banks totalled $119,000. The average balance of these assets was $8.2 million earning a weighted average yield of 5.8%.

    Interest expense on deposit accounts amounted to $56,000 for the three months ended June 30, 1996. The average balance of deposits was $5.3 million.

Provision for Credit Losses. The provision for credit losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans and general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision for the three months ended June 30, 1996 was $6,500.

Other Expense.  Other expense totalled  $234,500 for the three months ended June
    30, 1996. Compensation and benefits was the largest, amounting to $99,600.

                 CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARY

                      Six-Month Period Ended June 30, 1996


Results of Operations:

General. Net loss for the six months ended June 30, 1996 was $(115,382) or $(.18) per share At June 30, 1996 the Bank had not achieved the asset size necessary to operate profitably.

Interest Income and Expense. Interest income totalled $198,000 for the six months ended June 30, 1996. Interest income earned on loans was $16,400. The average loan portfolio balance for the six months ended June 30, 1996 was $.4 million and the weighted average yield was 8.5%.

    Interest on investment securities was $21,600. The average investment securities portfolio was $.8 million with a weighted average yield of 5.3%. Interest on federal funds sold and deposits in banks totalled $160,000. The average balance of these assets was $5.0 million with a weighted average yield of 6.4%.

    Interest expense on deposit accounts amounted to $57,800 for the six months ended June 30, 1996. The average balance of deposits was $2.8 million with a weighted average cost of 4.1%.

Provision for Credit Losses. The provision for credit losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans and general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision for the six months ended June 30, 1996 was $6,500.

Other Expense. Other expense totalled $316,800 for the six months ended June 30, 1996. Compensation and benefits was the largest, amounting to $120,300.

                 CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARY

                           PART II. OTHER INFORMATION

           Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on April 24, 1996 for the purpose of electing directors. Pursuant to the charter and bylaws, ten directors were elected by the holders of the Common Stock. A total of 526,483 shares of Common Stock were represented at the meeting. All of management's nominees for director were elected with the following vote:

                          Shares      Shares
                         Voted For  "Withheld"
                         ---------  ----------

Diane M. Beyer           523,883      2,600
Joel M. Cox, Sr          523,983      2,500
Dennis D. Essing         523,983      2,500
Thomas B. Garrison       523,983      2,500
Paul Janssens-Lens       523,983      2,500
Dennis J. Lynch          523,983      2,500
Heidi I. Mayerhofer      523,683      2,800
Stephen A. McLaughlin    523,983      2,500
Richard Storm, Jr        523,983      2,500
W.T. Upson               523,983      2,500

                            Item 5. Other Information

The Company has accepted subscriptions totalling $304,830 for Depositor's Shares of common stock, as provided for in the Company's SB-2 Registration Statement which was effective December 7, 1995, and which is incorporated herein by reference. The 33,870 shares represented by these subscriptions are expected to be issued by the Company during the third quarter of this year.

                    Item 6. Exhibits and Reports on Form 8-K

On May 31, 1996, the Company filed a Form 8-K which disclosed the resignation of the Director, President and Chief Executive Officer of the Bank. An interim President and an interim Chief Executive Officer were appointed by the Board of Directors on May 16, 1996.

                 CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARY

                           PART II. OTHER INFORMATION



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CITIZENS COMMUNITY BANCORP, INC.
                                  (Registrant)





Date:  August 12, 1996         By:/s/ Richard Storm, Jr.
       ------------------------   -----------------------
                                  Richard Storm, Jr., Chairman of the Board
                                  and Chief Executive Officer




Date:  August 12, 1996         By:/s/ Stephen A. McLaughlin
       ----------------------     --------------------------
                                  Stephen A. McLaughlin, Secretary and Treasurer
                                  (Chief Accounting Officer)