Form 10QSB
period 1996-09-30
CITIZENS COMMUNITY BANCORP INC
filed 1996-11-06
CIK 1002214

--------------------------------------------------------------------------------


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

 X   Quarterly report under Section 13 or 15(d) of the Securities Exchange
---  Act of 1934


For the quarterly period ended September 30, 1996

---  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from           to

Commission file number 33-98090
                       --------

                        CITIZENS COMMUNITY BANCORP, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

        Florida                                   65-0614044
        -------                                   ----------
(State or Other Jurisdiction                   (I.R.S. Employer
of Incorporation or Organization)             Identification No.)

                        1112 1/2 North Collier Boulevard
                           Marco Island, Florida 33937
                           ---------------------------
                    (Address of Principal Executive Offices)

                                 (941) 389-1800
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


--------------------------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

   Check  whether  the  issuer:  (1) filed all  reports  required to be filed by
Section 12, 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days:

YES  X    NO
    ---
   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date;



Common stock, par value $.01 per share                       701,242
--------------------------------------               ----------------------
                         (class)             Outstanding at September 30, 1996



--------------------------------------------------------------------------------

                 CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARY

                                      INDEX


Part I. Financial Information

   Item 1. Financial Statements                                             Page

     Condensed Consolidated Balance Sheet -
       September 30, 1996 (unaudited)..........................................2

     Condensed Consolidated Statements of Operations -
       Three and Nine Months ended September 30, 1996 (unaudited)..............3

     Condensed Consolidated Statement of Cash Flows -
       Nine months ended September 30, 1996 (unaudited)........................4

     Notes to Condensed Consolidated Financial Statements (unaudited)........5-8

   Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations..............................................9-11

Part II. Other Information

   Item 5.  Other Information.................................................12

   Item 6. Exhibits and Reports on Form 8-K...................................12

SIGNATURES....................................................................13




                 CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARY

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Condensed Consolidated Balance Sheet

                                                                                                           September 30,
                                                                                                           -------------
    Assets                                                                                                     1996
                                                                                                               ----
                                                                                                            (unaudited)
Cash and cash equivalents:
    Cash and due from banks                                                                                $    921,345
    Federal funds sold                                                                                        3,514,000
                                                                                                             ----------

            Total cash and cash equivalents                                                                   4,435,345

Investment securities held to maturity                                                                        3,486,001
Loans, net                                                                                                    7,750,212
Premises and equipment, net                                                                                   1,339,603
Accrued income and other assets                                                                                 240,900
Deferred tax asset                                                                                              111,800
                                                                                                             ----------

            Total                                                                                          $ 17,363,861
                                                                                                             ==========


    Liabilities and Stockholders' Equity

Deposits:
    Demand deposits                                                                                           1,316,013
    NOW deposits                                                                                              5,844,921
    Money-market deposits                                                                                       523,750
    Savings deposits                                                                                            224,870
    Other time deposits                                                                                       3,306,382
                                                                                                             ----------

            Total deposits                                                                                   11,215,936

Other liabilities                                                                                                62,363
                                                                                                             ----------

            Total liabilities                                                                                11,278,299
                                                                                                             ----------

Stockholders' Equity:
    Preferred stock, $.01 par value, 2,000,000 shares authorized,
        none issued or outstanding                                                                                 -
    Common stock, $.01 par value, 8,000,000 shares authorized,
        701,242 shares issued and outstanding                                                                     7,012
    Additional paid-in capital                                                                                6,264,838
    Accumulated deficit                                                                                        (186,288)
                                                                                                             ----------

            Total stockholders' equity                                                                        6,085,562
                                                                                                             ----------

            Total                                                                                          $ 17,363,861
                                                                                                             ==========

See Accompanying Notes to Condensed Consolidated Financial Statements.


                 CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARY

                 Condensed Consolidated Statements of Operations


                                                                                       Three Months       Nine Months
                                                                                           Ended            Ended
                                                                                      September 30,     September 30,
                                                                                      -------------     -------------
                                                                                           1996               1996
                                                                                           ----               ----
                                                                                        (unaudited)       (unaudited)
Interest income:
    Loans                                                                                 $ 117,090           133,527
    Federal funds sold                                                                       66,924           183,018
    Investment securities                                                                    54,541            76,094
    Deposits in banks                                                                          -               43,863
                                                                                          ---------           -------

            Total interest income                                                           238,555           436,502
                                                                                            -------           -------

Interest expense:
    Deposits                                                                                 85,619           143,446
    Mortgage                                                                                    -               7,174
                                                                                          ---------           -------

            Total interest expense                                                           85,619           150,620
                                                                                           --------           -------

            Net interest income                                                             152,936           285,882

Provision for loan losses                                                                    13,000            19,500
                                                                                           --------          --------

Net interest income after provision for loan losses                                         139,936           266,382
                                                                                            -------           -------

Other income, customer service charges                                                        9,146            14,919
                                                                                           --------          --------

Other expense:
    Compensation and benefits                                                               103,201           223,504
    Occupancy and equipment                                                                  36,894            71,237
    Outside services                                                                         20,244            33,263
    Office supplies and expense                                                              25,495            73,060
    Marketing expenses                                                                        2,664            20,370
    Professional fees                                                                         9,500            38,901
    Miscellaneous                                                                            28,906            83,370
                                                                                           --------          --------
            Total other expense                                                             226,904           543,705
                                                                                            -------           -------

Loss before income tax benefit                                                             (77,822)         (262,404)

Income tax benefit                                                                         (29,200)          (98,400)
                                                                                           -------           -------

Net loss                                                                                  $(48,622)         (164,004)
                                                                                            =======          =======

Loss per share                                                                            $   (.07)             (.25)
                                                                                           ========         ========

Dividends per share                                                                       $     -                -
                                                                                          =========         ========

Weighted-average number of shares outstanding                                               694,790           654,395
                                                                                            =======           =======


See Accompanying Notes to Condensed Consolidated Financial Statements.


                 CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARY

                 Condensed Consolidated Statement of Cash Flows


                                                                                                          Nine Months
                                                                                                            Ended
                                                                                                         September 30,
                                                                                                         -------------
                                                                                                             1996
                                                                                                             ----
                                                                                                          (unaudited)
Cash flows from operating activities:
    Net loss                                                                                             $   (164,004)
    Adjustments to reconcile net loss to net cash
        used in operating activities:
            Depreciation and amortization                                                                      36,485
            Provision for loan losses                                                                          19,500
            Increase in accrued income and other assets                                                      (105,660)
            Increase in other liabilities                                                                      13,332
            Deferred tax benefit                                                                              (98,400)
                                                                                                           ----------

                Net cash used in operating activities                                                        (298,747)
                                                                                                           ----------

Cash flows from investing activities:
    Purchase of premises and equipment                                                                       (686,541)
    Purchase of investment securities                                                                      (4,736,001)
    Maturity of investment securities                                                                       1,250,000
    Loans originated, net of principal collected                                                           (7,769,712)
                                                                                                           ----------

                Net cash used in investing activities                                                     (11,942,254)
                                                                                                           ----------

Cash flows from financing activities:

    Net increase in deposits                                                                               11,215,936
    Redemption of preferred stock                                                                             (21,000)
    Repayment of advance due to organizers                                                                   (239,000)
    Proceeds from issuance of common stock                                                                  6,311,178
    Payment of mortgage payable                                                                              (593,806)
    Payment of offering costs                                                                                 (39,328)
                                                                                                           ----------

                Net cash provided by financing activities                                                  16,633,980
                                                                                                           ----------

Net increase in cash and cash equivalents                                                                   4,392,979

Cash and cash equivalents at beginning of period                                                               42,366
                                                                                                           ----------

Cash and cash equivalents at end of period                                                               $  4,435,345
                                                                                                           ==========

Supplemental  disclosure of cash flow  information-
  Cash paid during the period for:
        Interest                                                                                         $    137,222
                                                                                                           ==========

        Income taxes                                                                                     $       -
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

Loans and Allowance for Loan Losses. Loans are reported at the principal  amount outstanding. The allowance for loan losses has been established through a provision for loan losses charged to operations. Loans will be charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Subsequent recoveries will be added to the allowance. The allowance is an amount that management believes will be adequate to absorb possible losses inherent in existing loans and loan commitments, based on evaluations of collectibility and prior loss experience. Management will evaluate the adequacy of the allowance quarterly, or more frequently if considered necessary. The evaluation will take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, loan concentrations, specific problem loans and commitments, and current and anticipated economic conditions that may affect the borrower's ability to repay.

Uncollected  Interest.  The Company will place loans on  nonaccrual  status when management believes the collection of interest is doubtful. If the ultimate collectibility of principal and interest due according to the contractual terms of the loan agreement is in doubt, the loan will be considered impaired, and interest is credited to income when collected.
                                                                     (continued)
                                        5

                 CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARY

(1) Description of Business and Summary of Significant Accounting Policies, Continued

Loan Impairment  and  Losses.   The  Company  adopted  Statements  of  Financial
     Accounting Standards No. 114 and 118 ("SFAS 114 and 118"). These Statements address the accounting by creditors for impairment of certain loans. The Statements generally require the Company to identify loans for which the Company probably will not receive full repayment of principal and interest, as impaired loans. The Statements require that impaired loans be valued at the present value of expected future cash flows, discounted at the loan's effective interest rate, or at the observable market price of the loan, or the fair value of the underlying collateral if the loan is collateral dependent. The Company has implemented the Statements by instituting a quarterly review of the adequacy of the allowance for loan losses to also identify and value impaired loans in accordance with guidance in the Statements.

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

     Management will evaluate smaller balance, homogeneous loans for impairment and adequacy of allowance for loan losses collectively, and will evaluate other loans for impairment individually, on a loan-by-loan basis. The Company will evaluate the consumer loan portfolio which are smaller homogeneous loans for impairment on an aggregate basis, and will utilize its own historical charge-off experience, as well as the charge-off experience of its peer group and industry statistics to evaluate the adequacy of the allowance for loan losses. For all commercial, commercial real estate and residential mortgage loans, the Company will evaluate loans for impairment on a loan-by-loan basis.

     The Company will evaluate all nonaccrual loans as well as any accruing loans exhibiting collateral or other credit deficiencies for impairment. With respect to impaired, collateral- dependent loans, any portion of the recorded investment in the loan that exceeds the fair value of the collateral will be charged off. There were no loans identified as impaired during the nine month period ended September 30, 1996.

     For impairment recognized in accordance with these Statements, the entire change in the present value of expected cash flows, or the entire change in estimated fair value of collateral for collateral dependent loans will be reported as a provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the amount of the provision that otherwise would be reported.

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

Per Share Amounts. Loss per common share was computed by dividing the net loss for the period by the weighted average number of shares outstanding during the period from February 7, 1996 (the date escrow was broken) to September 30, 1996. The effect of the outstanding warrants was not material.

                                                                     (continued)

                 CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARY

(2) Regulatory Matters

     Banking laws and regulations limit the amount of dividends that may be paid by the Bank. The FDIC requires insured banks to maintain certain specified levels of capital.

            Leverage-Capital Ratio. The FDIC requires banks to maintain a minimum leverage- capital ratio of Tier I (as defined) to total assets. The leverage-capital ratio generally ranges from 3% to 5% based on the bank's rating under the regulatory rating system. The Bank's required leverage-capital ratio at September 30, 1996 was 4%.

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

            At September 30, 1996, the Bank was in compliance with all regulatory capital requirements.

                 CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARY

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations

                      Nine Months Ended September 30, 1996

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

Liquidity and Capital Resources

    The Company's primary source of cash during the nine months ended September 30, 1996 was from the proceeds from the sale of common stock of $6.3 million, net deposit inflows of $11.2 million and the maturity of investment securities of $1.3 million. Cash was used primarily to repay a mortgage loan on land purchased during the organizational stage, to purchase investment securities, to originate loans, to fund construction of a permanent building and repayment of advances to organizers. At September 30, 1996, the Company had outstanding commitments to originate loans totaling $2.3 million. At September 30, 1996, the Bank exceeded its regulatory liquidity requirements.

Common Stock Offering

    As of September 30, 1996, the Company has sold 701,242 shares of common stock for an aggregate of $6,311,178. The Company incurred $39,328 in offering expenses relating to their public offering of the Company's common stock and warrants. Offering expenses were deducted from the proceeds received from the sale of common stock and warrants.

Common Stock Warrants

    During the initial offering period shares were offered in units with a unit consisting of one share of common stock and one warrant. Each warrant entitles the holder thereof to purchase 1/2 of one share of additional common stock for $9.00 per share during the 24 month period following the effective date of registration of the shares. As of September 30, 1996 there were 670,000 warrants outstanding entitling the holders to purchase 335,000 shares of the Company's stock. No warrants have been exercised.

Depositors' Stock Purchase Plan

    The Company is offering common stock to depositors of the Bank. Each depositor who opens a deposit account with a balance of $1,000 or more may purchase up to 500 shares of common stock at $9.00 per share. This offer expires March 8, 1997.

                 CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARY

Results of Operations

                   Three-Month Period Ended September 30, 1996

General. Net loss for the three months ended September 30, 1996 was $(48,622) or $(.07) per share. At September 30, 1996 the Bank had not achieved the asset size necessary to operate profitably.

Interest Income and Expense. Interest income totalled $238,600 for the three months ended September 30, 1996. Interest income earned on loans was $117,000. The average loan portfolio balance for the three months ended September 30 was $4.9 million with a weighted average yield of 9.6%.

     Interest earned on investment securities was $54,500. The average investment securities portfolio was $3.7 million with a weighted average yield of 5.9%. Interest on federal funds sold and deposits in banks totalled $66,900. The average balance of these assets was $4.9 million earning a weighted average yield of 5.5%.

     Interest expense on deposit accounts amounted to $85,600 for the three months ended September 30, 1996.

Provision for Loan Losses.  The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans and general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision for the three months ended September 30, 1996 was $13,000.

OtherExpense.  Other  expense  totalled  $226,900  for the  three  months  ended
     September 30, 1996. Compensation and benefits was the largest, amounting to $103,200.

                 CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARY

Results of Operations

                   Nine-Month Period Ended September 30, 1996

General. Net loss for the nine months ended September 30, 1996 was $(164,004) or $(.25) per share. At September 30, 1996 the Bank had not achieved the asset size necessary to operate profitably.

Interest Income and Expense. Interest income totalled $436,500 for the nine months ended September 30, 1996. Interest income earned on loans was $133,500. The average loan portfolio balance for the nine months ended
     September 30, 1996 was $1.8 million and the weighted average yield was 9.9%.

     Interest on investment securities was $76,100. The average investment securities portfolio was $1.8 million with a weighted average yield of 5.6%. Interest on federal funds sold and deposits in banks totalled $226,900. The average balance of these assets was $4.9 million with a weighted average yield of 6.2%.

     Interest expense on deposit accounts amounted to $143,400 for the nine months ended September 30, 1996. The weighted average cost of deposits was 3.0%.

Provision for Loan Losses.  The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans and general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision for the nine months ended September 30, 1996 was $19,500.

OtherExpense.  Other  expense  totalled  $543,700  for  the  nine  months  ended
     September 30, 1996. Compensation and benefits was the largest, amounting to $223,500.

                 CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARY

                           PART II. OTHER INFORMATION

                            Item 5. Other Information

The Company has accepted subscriptions totalling $27,612 for Depositor's Shares of common stock, as provided for in the Company's SB-2 Registration Statement which was effective December 7, 1995, and which is incorporated herein by reference. The 3,068 shares represented by these subscriptions are expected to be issued by the Company during the fourth quarter of this year.

                    Item 6. Exhibits and Reports on Form 8-K

There were no reports on Form 8-K filed during the three months September 30, 1996.

                 CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARY

                           PART II. OTHER INFORMATION



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               CITIZENS COMMUNITY BANCORP, INC.
                                                (Registrant)





Date: November 6, 1996                           By: /s/ Richard Storm, Jr.
     -----------------                               ---------------------------
                                                  Richard Storm, Jr.,
                                                    Chairman of the Board
                                                    and Chief Executive Officer




Date: November 6, 1996                           By: /s/ Stephen A. McLaughlin
     -----------------                               ---------------------------
                                                    Stephen A. McLaughlin,
                                                      Secretary and Treasurer
                                                      (Chief Accounting Officer)