Form 10QSB
period 1997-03-31
CITIZENS COMMUNITY BANCORP INC
filed 1997-05-08
CIK 1002214

--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

 X   Quarterly report under Section 13 or 15(d) of the
---- Securities Exchange Act of 1934

For the quarterly period ended March 31, 1997

---- Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _____ to _____

Commission file number 33-98090

                        CITIZENS COMMUNITY BANCORP, INC.
                        --------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

        Florida                                           65-0614044
----------------------------                           ----------------
(State or Other Jurisdiction                           (I.R.S. Employer
of Incorporation or Organization)                     Identification No.)

                             650 East Elkcam Circle
                           Marco Island, Florida 34145
                           ---------------------------
                    (Address of Principal Executive Offices)

                                 (941) 389-1800
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


         ---------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

   Check  whether  the  issuer:  (1) filed all  reports  required to be filed by
Section 12, 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days:

YES  X    NO
    ---       ---
   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date;



Common stock, par value $.01 per share                    772,800
--------------------------------------             --------------------
                         (class)               Outstanding at March 31, 1997



--------------------------------------------------------------------------------

                 CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARY

                                      INDEX


Part I. Financial Information

   Item 1. Financial Statements                                          Page

     Condensed Consolidated Balance Sheets -
       March 31, 1997 (unaudited) and December 31, 1996.......................2

     Condensed Consolidated Statements of Operations -
       Three Months ended March 31, 1997 and 1996 (unaudited).................3

     Condensed Consolidated Statement of Stockholders' Equity -
       Three Months ended March 31, 1997 (unaudited)..........................4

     Condensed Consolidated Statements of Cash Flows -
       Three months ended March 31, 1997 and 1996 (unaudited).................5

     Notes to Condensed Consolidated Financial Statements (unaudited).........6

   Item 2. Management's Discussion and Analysis or
     Plan of Operations.....................................................7-8

Part II. Other Information

   Item 5.  Other Information.................................................9

SIGNATURES....................................................................9



                 CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARY

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets

                                                                                           March 31,       December 31,
    Assets                                                                                    1997             1996
                                                                                              ----             ----
                                                                                          (unaudited)
Cash and cash equivalents:
    Cash and due from banks                                                             $   1,682,770         1,353,777
    Federal funds sold                                                                      9,735,000         6,688,000
                                                                                           ----------        ----------

            Total cash and cash equivalents                                                11,417,770         8,041,777

Securities held to maturity                                                                 2,245,130         2,240,290
Loans receivable, net of allowance for loan losses of
    $205,000 and $145,000                                                                  16,558,570        12,115,911
Premises and equipment                                                                      2,522,590         2,293,140
Accrued interest receivable and other assets                                                  115,710           132,406
Deferred tax asset                                                                            200,444           204,000
                                                                                          -----------       -----------

            Total                                                                       $ 33,060,214         25,027,524
                                                                                        ============         ==========

    Liabilities and Stockholders' Equity

Deposits:
    Demand deposits                                                                         2,789,344         2,366,487
    Savings and NOW deposits                                                               13,390,368         8,670,357
    Money market deposits                                                                   1,650,475           417,775
    Time deposits                                                                           8,496,537         6,430,485
                                                                                          -----------        ----------

            Total deposits                                                                 26,326,724        17,885,104

    Official checks                                                                            93,881           579,703
    Mortgage loan payable                                                                       -               525,000
    Accrued interest payable and other liabilities                                             82,787            73,534
                                                                                          -----------       -----------

            Total liabilities                                                              26,503,392        19,063,341
                                                                                           ----------        ----------

Stockholders' Equity:
    Preferred stock, $.01 par value, 2,000,000 shares authorized,
        none issued or outstanding                                                               -                 -
    Common stock, $.01 par value, 8,000,000 shares authorized,
        772,800 shares issued and outstanding                                                   7,728             7,076
    Additional paid-in capital                                                              6,908,144         6,322,086
    Accumulated deficit                                                                     (359,050)         (364,979)
                                                                                         -----------       -----------

            Total stockholders' equity                                                      6,556,822         5,964,183
                                                                                           ----------        ----------

            Total                                                                       $ 33,060,214         25,027,524
                                                                                        ============         ==========











See Accompanying Notes to Condensed Consolidated Financial Statements.



                 CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARY

                 Condensed Consolidated Statements of Operations


                                                                                                   Three Months Ended
                                                                                                       March 31,
                                                                                               1997           1996
                                                                                               ----           ----
                                                                                                   (unaudited)
Interest income:
    Loans                                                                                   $ 289,388          215
    Securities                                                                                 32,945           -
    Federal funds sold                                                                        111,883        15,775
    Deposits in banks                                                                            -           25,226
                                                                                              -------       -------

            Total interest income                                                             434,216        41,216
                                                                                              -------       -------

Interest expense:
    Deposits                                                                                  208,501         1,832
    Mortgage                                                                                    9,573         7,174
                                                                                              -------       -------

            Total interest expense                                                            218,074         9,006
                                                                                              -------       -------

Net interest income                                                                           216,142        32,210

            Provision for loan losses                                                          60,000          -
                                                                                              -------        ------

Net interest income after provision for loan losses                                           156,142        32,210
                                                                                              -------       -------

Noninterest income:
    Other service charges and fees                                                             34,090           254
    Other                                                                                      34,437           -
                                                                                              -------        ------

            Total noninterest income                                                           68,527           254
                                                                                              -------      --------

Noninterest expense:
    Salaries and employee benefits                                                             88,539        20,660
    Occupancy and equipment                                                                    49,001         3,273
    Professional fees                                                                           3,000        14,678
    Office supplies and expense                                                                 5,661        28,740
    Other                                                                                      68,983        14,958
                                                                                              -------       -------

            Total noninterest expense                                                         215,184        82,309
                                                                                              -------       -------

Earnings (loss) before income taxes (benefit)                                                   9,485       (49,845)

            Income taxes (benefit)                                                              3,556       (18,700)
                                                                                              -------       -------

Net earnings (loss)                                                                         $   5,929       (31,145)
                                                                                              =======       =======

Earnings (loss) per share                                                                   $     .01          (.06)
                                                                                              =======       =======

Dividends per share                                                                         $    -             -
                                                                                              =======       =======

Weighted-average number of shares outstanding                                                 730,771       558,098
                                                                                              =======       =======



See Accompanying Notes to Condensed Consolidated Financial Statements.



                 CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARY

            Condensed Consolidated Statement of Stockholders' Equity

                 For the Three-Month Period Ended March 31, 1997




                                                                   Additional                    Total
                                          Preferred       Common    Paid-In      Retained   Stockholders'
                                            Stock         Stock     Capital      Earnings       Equity
                                            -----         -----     -------      --------       ------

Balance, December 31, 1996                   $--          7,076    6,322,086     (364,979)    5,964,183

Common stock issuance (unaudited)             --            652      586,058         --         586,710

Net earnings for the three months
         ended March 31, 1997 (unaudited)     --           --           --          5,929         5,929
                                                      ---------    ---------    ---------     ---------

Balance, March 31, 1997 (unaudited)          $--          7,728    6,908,144     (359,050)    6,556,822
                                             =====    =========    =========    =========     =========
































See Accompanying Notes to Condensed Consolidated Financial Statements.


                 CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARY

                 Condensed Consolidated Statements of Cash Flows

                                                                                             Three Months Ended
                                                                                                 March 31,
                                                                                           1997           1996
                                                                                           ----           ----
                                                                                                (unaudited)
Cash flows from operating activities:
    Net earnings (loss)                                                             $      5,929          (31,145)
    Adjustments to reconcile net earnings (loss) to net cash
      provided by (used in) operating activities:
        Depreciation                                                                      15,380             --
        Provision for loan losses                                                         60,000             --
        Provision (credit) for deferred income taxes                                       3,556          (18,700)
        Net amortization of loan fees, premiums and discounts                            (11,196)            --
        Decrease in accrued interest receivable and other assets                          16,696            5,217
        Increase (decrease) in accrued interest payable and
            other liabilities                                                              9,253          (10,698)
                                                                                    ------------     ------------

                Net cash provided by (used in) operating activities                       99,618          (55,326)
                                                                                    ------------     ------------

Cash flows from investing activities:
    Purchase of securities held to maturity                                             (250,000)            --
    Maturities of securities held to maturity                                            250,000             --
    Net increase in loans                                                             (4,496,303)         (14,150)
    Purchase of premises and equipment                                                  (244,830)        (278,611)
                                                                                    ------------     ------------

                Net cash used in investing activities                                 (4,741,133)        (292,761)
                                                                                    ------------     ------------

Cash flows from financing activities:
    Net increase in noninterest-bearing demand,
        savings and NOW deposits                                                       6,375,568        1,628,769
    Net increase in time deposits                                                      2,066,052             --
    Net decrease in official checks                                                     (485,822)            --
    Repayment of advances from organizers                                                   --           (239,000)
    Payment of stock offering costs                                                         --            (39,328)
    Redemption of preferred stock                                                           --            (21,000)
    Sale of common stock                                                                 586,710        6,030,000
    Payment of mortgage payable                                                         (525,000)        (593,806)
                                                                                    ------------     ------------

                Net cash provided by financing activities                              8,017,508        6,765,635
                                                                                    ------------     ------------

Net increase in cash and cash equivalents                                              3,375,993        6,417,548

Cash and cash equivalents at beginning of period                                       8,041,777           42,366
                                                                                    ------------     ------------

Cash and cash equivalents at end of period                                          $ 11,417,770        6,459,914
                                                                                    ============     ============

Supplemental  disclosure of cash flow  information:  Cash paid during the period for:
        Interest                                                                    $    204,724            7,474
                                                                                    ============     ============

        Income taxes                                                                $       --               --
                                                                                    ============     ============

    Noncash transaction-
        Issuance of mortgage payable for acquisition of property                    $       --            593,806
                                                                                    ============     ============



See Accompanying Notes to Condensed Consolidated Financial Statements.

                 CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARY

        Notes to Condensed Consolidated Financial Statements (unaudited)


(1) General. Citizens Community Bancorp, Inc. (the "Holding Company") was incorporated on May 24, 1995. The Holding Company owns 100% of the outstanding common stock of Citizens Community Bank (the "Bank") (collectively the "Company"). The Holding Company was organized simultaneously with the Bank and its primary business is the ownership and operation of the Bank. The Bank is a Florida state-chartered commercial bank and is insured by the Federal Deposit Insurance Corporation. The Bank opened for business on March 8, 1996 and provides community banking services to businesses and individuals in Collier County, Florida. The Company's fiscal year ends December 31.

(2) Loan Impairment and Credit Losses. No loans were identified as impaired at March 31, 1996 or March 31, 1997. The activity in the allowance for loan losses is as follows:

                                                            For the Three
                                                             Months Ended
                                                               March 31,
                                                            -------------
                                                         1997            1996
                                                         ----            ----

                Balance, beginning of period            $145,000          --
                Provision charged to earnings             60,000          --
                Charge-offs, net of recoveries              --            --
                                                        --------       --------

                Balance, end of period                  $205,000          --
                                                        ========       ========

(3) Earnings (Loss) Per Common Share. Earnings (loss) per common share were computed by dividing the net earnings (loss) for the period by the weighted-average number of shares outstanding. The effect of the outstanding warrants was not material.

(4) Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at March 31, 1997 of the regulatory capital requirements and the Bank's capital on a percentage basis:

                                                       Ratios of     Regulatory
                                                       the Bank     Requirement
                                                       --------     -----------

Total capital to risk-weighted assets                    25.84%       8.00%

Tier I capital to risk-weighted assets                   24.66%       4.00%

Tier I capital to total assets - leverage ratio          13.63%       4.00%

                 CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARY

                  Item 2. Management's Discussion and Analysis
                              or Plan of Operations

               Comparison of March 31, 1997 and December 31, 1996

Liquidity and Capital Resources
   The Company's primary source of cash during the three months ended March 31, 1997 was from net deposit inflows of $8.4 million. Cash was used primarily for net loan originations. At March 31, 1997, the Company had outstanding commitments to originate loans of $2.3 million. It is expected that these requirements will be funded from the sources described above. At March 31, 1997, the Bank exceeded its regulatory liquidity requirements.

   The following table shows selected ratios for the periods ended or at the dates indicated:

                                                                                  Three Months
                                                                                      Ended              Year Ended
                                                                                     March 31,          December 31,
                                                                                       1997                 1996
                                                                                  --------------       ---------
        Average equity as a percentage
           of average assets                                                         19.05%               26.16%

        Equity to total assets at end of period                                      19.83%               23.83%

        Return on average assets (1)                                                   .07%              (2.71)%

        Return on average equity (1)                                                   .38%             (10.35)%

        Noninterest expense to average assets (1)                                     2.96%                7.24%

        Nonperforming loans and foreclosed real estate
           to total assets at end of period                                             -  %                 -  %


----------------------------------------------------------------
        (1)     Annualized for the three months ended March 31, 1997.


                 CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARY

       Comparison of the Three-Month Periods Ended March 31, 1997 and 1996

Results of Operations:

General. Net earnings for the three months ended March 31, 1997 were $5,929 or $.01 per share compared to a net loss for the three months ended March 31, 1996 of $31,145 or $.06 per share.

Interest Income and Expense. Interest income totalled $434,216 for the three months ended March 31, 1997. Interest income earned on loans was $289,388. The average loan portfolio balance for the three months ended March 31, 1997 was $15.4 million with a weighted-average yield of 7.5%. Interest earned on securities was $32,945. The average securities portfolio was $2.2 million with a weighted average yield of 5.9%. Interest on federal funds sold and deposits in banks totalled $111,883. The average balance of these assets was $9.8 million earning a weighted average yield of 4.5%.

    Interest expense on deposit accounts amounted to $208,501 for the three months ended March 31, 1997. The average balance for the three months ended March 31, 1997 was $26.0 million and the weighted average rate was 3.20%.

Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans and general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision for the three months ended March 31, 1997 was $60,000 and the allowance was $205,000 at March 31, 1997.

Noninterest Expense. Noninterest expense totalled $215,184 for the three months ended March 31, 1997. Compensation and benefits was the largest, amounting to $88,539.

Provision for Income Taxes.  The income tax provision for the three months ended
    March 31, 1997 was $3,556 (an effective rate of 37.5%).

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





Date:      May 8, 1997                  By:     /s/ Richard Storm, Jr.
           ------------------------             -----------------------
                                                    Richard Storm, Jr.,
                                                Chairman of the Board
                                                and Chief Executive Officer




Date:      May 8, 1997                  By:     /s/ Stephen A. McLaughlin
           ----------------------               --------------------------

                                                    Stephen A. McLaughlin,
                                                    Secretary and Treasurer
                                                    (Chief Accounting Officer)