Form 10QSB
period 1997-06-30
CITIZENS COMMUNITY BANCORP INC
filed 1997-07-31
CIK 1002214

--------------------------------------------------------------------------------


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

 X   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act
---- of 1934


For the quarterly period ended June 30, 1997

---- Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ______ to ______

Commission file number 000-22547
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

YES  X    NO
    ---       ---
   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date;



Common stock, par value $.01 per share                         772,950
--------------------------------------              ----------------------------
                (class)                             Outstanding at July 31, 1997



--------------------------------------------------------------------------------

                 CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARY

                                      INDEX


Part I. Financial Information

   Item 1. Financial Statements                                             Page

     Condensed Consolidated Balance Sheets -
       June 30, 1997 (unaudited) and December 31, 1996.........................2

     Condensed Consolidated Statements of Operations -
       Three and Six Months ended June 30, 1997 and 1996 (unaudited)...........3

     Condensed Consolidated Statement of Stockholders' Equity -
       Six Months ended June 30, 1997 (unaudited)..............................4

     Condensed Consolidated Statements of Cash Flows -
       Six months ended June 30, 1997 and 1996 (unaudited).....................5

     Notes to Condensed Consolidated Financial Statements (unaudited)..........6

   Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations...............................................7-9

Part II. Other Information

   Item 4.  Submission of Matters to a Vote of Security Holders...............10

   Item 6.  Exhibits and Reports on Form 8-K..................................10

SIGNATURES....................................................................10



                 CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARY

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets

                                                                      June 30,        December 31,
    Assets                                                               1997             1996
                                                                         ----             ----
                                                                       (unaudited)
Cash and cash equivalents:
    Cash and due from banks                                          $  1,027,296        1,353,777
    Federal funds sold                                                  5,591,000        6,688,000
                                                                     ------------     ------------

            Total cash and cash equivalents                             6,618,296        8,041,777

Securities held to maturity                                             2,496,356        2,240,290
Loans receivable, net of allowance for loan losses of
    $247,000 and $145,000                                              19,746,138       12,115,911
Premises and equipment                                                  2,767,682        2,293,140
Accrued interest receivable and other assets                              211,456          132,406
Deferred tax asset                                                        189,100          204,000
                                                                     ------------     ------------

            Total                                                    $ 32,029,028       25,027,524
                                                                     ============       ==========

    Liabilities and Stockholders' Equity

Deposits:
    Demand deposits                                                     2,118,576        2,366,487
    Savings and NOW deposits                                           12,297,307        8,670,357
    Money market deposits                                               1,731,961          417,775
    Time deposits                                                       9,075,894        6,430,485
                                                                     ------------     ------------

            Total deposits                                             25,223,738       17,885,104

Official checks                                                           119,000          579,703
Mortgage loan payable                                                        --            525,000
Accrued interest payable and other liabilities                            110,536           73,534
                                                                     ------------     ------------

            Total liabilities                                          25,453,274       19,063,341
                                                                     ------------     ------------

Stockholders' Equity:
    Preferred stock, $.01 par value, 2,000,000 shares authorized,
        none issued or outstanding                                           --               --
    Common stock, $.01 par value, 8,000,000 shares authorized,
        772,800 shares issued and outstanding                               7,728            7,076
    Additional paid-in capital                                          6,908,144        6,322,086
    Accumulated deficit                                                  (340,118)        (364,979)
                                                                     ------------     ------------

            Total stockholders' equity                                  6,575,754        5,964,183
                                                                     ------------     ------------

            Total                                                    $ 32,029,028       25,027,524
                                                                     ============       ==========











See Accompanying Notes to Condensed Consolidated Financial Statements.



                 CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARY

                 Condensed Consolidated Statements of Operations


                                                          Three Months Ended          Six Months Ended
                                                                June 30,                   June 30,
                                                          ------------------         ------------------
                                                          1997          1996         1997          1996
                                                          ----          ----         ----          ----
                                                              (unaudited)                (unaudited)
Interest income:
    Loans                                              $ 426,922       16,222       738,078       16,437
    Securities                                            36,020       21,553        68,966       21,553
    Other interest-earning assets                        126,104      118,956       237,987      159,957
                                                       ---------    ---------     ---------    ---------

            Total interest income                        589,046      156,731     1,045,031      197,947
                                                       ---------    ---------     ---------    ---------

Interest expense:
    Deposits                                             263,876       55,995       472,377       57,827
    Mortgages                                               --           --           9,573        7,174
                                                       ---------    ---------     ---------    ---------

            Total interest expense                       263,876       55,995       481,950       65,001
                                                       ---------    ---------     ---------    ---------

Net interest income                                      325,170      100,736       563,081      132,946

            Provision for loan losses                     42,000        6,500       102,000        6,500
                                                       ---------    ---------     ---------    ---------

Net interest income after provision for loan losses      283,170       94,236       461,081      126,446
                                                       ---------    ---------     ---------    ---------

Noninterest income:
    Other service charges and fees                        41,804        5,519        75,893        5,773
    Other                                                 22,217         --          56,654         --
                                                       ---------    ---------     ---------    ---------

            Total noninterest income                      64,021        5,519       132,547        5,773
                                                       ---------    ---------     ---------    ---------

Noninterest expense:
    Salaries and employee benefits                       129,341       99,643       239,647      120,303
    Occupancy and equipment                               36,728       31,070        74,425       34,343
    Professional fees                                     20,821       14,723        23,821       29,401
    Office supplies and expense                            7,023       18,825        12,684       47,565
    Other                                                123,002       70,231       203,290       85,189
                                                       ---------    ---------     ---------    ---------

            Total noninterest expense                    316,915      234,492       553,867      316,801
                                                       ---------    ---------     ---------    ---------

Earnings (loss) before income taxes (benefit)             30,276     (134,737)       39,761     (184,582)

            Income taxes (benefit)                        11,400      (50,500)       14,900      (69,200)
                                                       ---------    ---------     ---------    ---------

Net earnings (loss)                                    $  18,876      (84,237)       24,861     (115,382)
                                                       =========    =========     =========    =========

Earnings (loss) per share                              $     .02         (.13)          .03         (.18)
                                                       =========    =========     =========    =========

Dividends per share                                    $    --           --            --           --
                                                       =========    =========     =========    =========

Weighted-average number of shares outstanding            772,800      670,000       756,079      628,762
                                                       =========    =========     =========    =========




See Accompanying Notes to Condensed Consolidated Financial Statements.



                 CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARY

            Condensed Consolidated Statement of Stockholders' Equity

                  For the Six-Month Period Ended June 30, 1997




                                                                  Additional                   Total
                                         Preferred       Common    Paid-In    Accumulated   Stockholders'
                                           Stock         Stock     Capital      Deficit        Equity
                                           -----         -----     -------      -------        ------

Balance at December 31, 1996                $--          7,076    6,322,086     (364,979)    5,964,183

Common stock issuance (unaudited)            --            652      586,058         --         586,710

Net earnings for the six months
         ended June 30, 1997 (unaudited)     --           --           --         24,861        24,861
                                          -------    ---------    ---------    ---------     ---------

Balance at June 30, 1997 (unaudited)        $--          7,728    6,908,144     (340,118)    6,575,754
                                            =====    =========    =========    =========     =========




See Accompanying Notes to Condensed Consolidated Financial Statements.



                 CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARY

                 Condensed Consolidated Statements of Cash Flows

                                                                               Six Months Ended
                                                                                   June 30,
                                                                             1997             1996
                                                                             ----             ----
                                                                                 (unaudited)
Cash flows from operating activities:
    Net earnings (loss)                                                $    24,861        (115,382)
    Adjustments to reconcile net earnings (loss) to net cash
      provided by (used in) operating activities:
        Depreciation                                                        36,682          15,375
        Provision for loan losses                                          102,000           6,500
        Provision (credit) for deferred income taxes                        14,900         (69,200)
        Net amortization of loan fees, premiums and discounts               18,527            --
        Increase in accrued interest receivable and other assets           (79,050)        (83,926)
        Increase (decrease) in accrued interest payable and
            other liabilities                                               37,002          (2,252)
                                                                       -----------     -----------

                Net cash provided by (used in) operating activities        154,922        (248,885)
                                                                       -----------     -----------

Cash flows from investing activities:
    Purchase of securities held to maturity                               (750,000)     (3,728,758)
    Maturities of securities held to maturity                              500,000            --
    Net increase in loans                                               (7,756,820)     (1,634,044)
    Purchase of premises and equipment                                    (511,224)       (452,777)
                                                                       -----------     -----------

                Net cash used in investing activities                   (8,518,044)     (5,815,579)
                                                                       -----------     -----------

Cash flows from financing activities:
    Net increase in noninterest-bearing demand,
        savings and NOW deposits                                         4,693,225       6,079,260
    Net increase in time deposits                                        2,645,409       2,364,090
    Net decrease in official checks                                       (460,703)           --
    Repayment of advances from organizers                                     --          (239,000)
    Payment of stock offering costs                                           --           (39,328)
    Redemption of preferred stock                                             --           (21,000)
    Sale of common stock                                                   586,710       6,030,000
    Payment of mortgage payable                                           (525,000)       (593,806)
                                                                       -----------     -----------

                Net cash provided by financing activities                6,939,641      13,580,216

Net (decrease) increase in cash and cash equivalents                    (1,423,481)      7,515,752

Cash and cash equivalents at beginning of period                         8,041,777          42,366
                                                                       -----------     -----------

Cash and cash equivalents at end of period                             $ 6,618,296       7,558,118
                                                                       ===========     ===========

Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
        Interest                                                       $   464,128          51,263
                                                                       ===========     ===========
        Income taxes                                                   $      --              --
                                                                       ===========     ===========






See Accompanying Notes to Condensed Consolidated Financial Statements.

                 CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARY

        Notes to Condensed Consolidated Financial Statements (unaudited)


(1) General. Citizens Community Bancorp, Inc. (the "Holding Company") was incorporated on May 24, 1995. The Holding Company owns 100% of the outstanding common stock of Citizens Community Bank (the "Bank") and 100% of Citizens Financial Corp. (the "Citizens Financial") (collectively the "Company"). The Holding Company was organized simultaneously with the Bank and its primary business is the ownership and operation of the Bank and Citizens Financial. The Bank is a Florida state-chartered commercial bank and is insured by the Federal Deposit Insurance Corporation. The Bank opened for business on March 8, 1996 and provides community banking services to businesses and individuals in Collier County, Florida. Citizens Financial was formed and commenced business as a mortgage broker in 1997. The Company's fiscal year ends December 31.

(2) Loan Impairment and Loan Losses. No loans were identified as impaired at June 30, 1997 or 1996. The activity in the allowance for loan losses is as follows:

                                           For the Six
                                          Months Ended
                                             June 30,
                                        1997        1996
                                        ----        ----
     Balance, beginning of period     $145,000        --
     Provision charged to earnings     102,000       6,500
                                      --------    --------

     Balance, end of period           $247,000       6,500
                                      ========    ========

(3) Earnings (Loss) Per Common Share. Earnings (loss) per common share were computed by dividing the net earnings (loss) for the period by the weighted-average number of shares outstanding. The effect of the outstanding warrants was not material.

(4) Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at June 30 1997 of the regulatory capital requirements and the Bank's capital on a percentage basis:

                                                  Ratios of       Regulatory
                                                  the Bank        Requirement

Total capital to risk-weighted assets               24.37%            8.00%

Tier I capital to risk-weighted assets              23.12%            4.00%

Tier I capital to total assets - leverage ratio     13.21%            4.00%

                 CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARY

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations

                Comparison of June 30, 1997 and December 31, 1996

Liquidity and Capital Resources
   The Company's primary source of cash during the six months ended June 30, 1997 was from net deposit inflows of $7.3 million. Cash was used primarily for loan originations. At June 30, 1997, the Company had outstanding commitments to originate loans of $4.0 million. It is expected that these requirements will be funded from the source described above. At June 30, 1997, the Bank exceeded its regulatory liquidity requirements.

   The following table shows selected ratios for the periods ended or at the dates indicated:

                                             Six Months
                                                Ended     Year Ended
                                               June 30,  December 31,
                                                 1997       1996
                                                 ----       ----
Average equity as a percentage
   of average assets                            19.70%     26.16%

Equity to total assets at end of period         20.53%     23.83%

Return on average assets (1)                      .15%     (2.71)%

Return on average equity (1)                      .78%    (10.35)%

Noninterest expense to average assets (1)        3.40%      7.24%

Nonperforming loans and foreclosed
   real estate to total assets at end
   of period                                       --%       --%



        (1)     Annualized for the six months ended June 30, 1997.

                 CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARY

       Comparison of the Three-Month Periods Ended June 30, 1997 and 1996

Results of Operations:

  General. Net earnings for the three months ended June 30, 1997 were $18,900 or $.02 per share compared to a net loss of $(84,200) or $(.12) per share for the three months ended June 30, 1996. This increase in the Company's net earnings was primarily due to an increase in net interest income, partially offset by an increase in the provision for loan loss and an increase in noninterest expense due to the overall growth of the Bank.

  Interest Income and Expense. Interest income increased by $432,300 from $156,700 for the three months ended June 30, 1996 to $589,000 for the three months ended June 30, 1997. Interest income on loans increased $410,700 due to an increase in the average loan portfolio balance for the three months ended June 30, 1997 to $18.3 million compared to $761,000 million during the 1996 period coupled with an increase in the weighted-average yield from 8.5% in 1996 to 9.3% in 1997. Interest on securities increased $14,500 due to an increase in the average securities portfolio during the three months ended June 30, 1997 to $2.4 million from $1.6 million during 1996 as well as an increase in the weighted-average yield from 5.3% in 1996 to 6.0% in 1997. Interest on other interest-earning assets increased $7,100 due to a increase in the average balance of such assets from 1996 to 1997 partially offset by a decrease in the weighted-average yield from 6.4% in 1996 to 5.6% in 1997.

    Interest expense on deposit accounts increased to $263,900 for the three months ended June 30, 1997 from $56,000 for the three months ended June 30, 1996. Interest expense increased primarily because of an increase in the average balance from 1996 to 1997. The average balance for the three months ended June 30, 1997 was $28.0 million compared to $2.8 million during 1996.

  Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision for the three months ended June 30, 1997 and 1996 was $42,000 and $6,500, respectively. Management believes the balance in the allowance for loan losses of $247,000 at June 30, 1997 is adequate.

  Noninterest Expense. Total noninterest expense increased $82,400 to $316,900 for the three months ended June 30, 1997 from $234,500 for the three months ended June 30, 1996, primarily due to an increase in employee compensation and benefits of $29,700 as well as an increase in other noninterest expense of $52,800 due to overall growth of the Company.

  Provision for Income  Taxes.  The income tax  provision  for the three  months ended June 30, 1997 was $11,400 (an effective rate of 37.7%) compared to a tax benefit $(50,500) (an effective rate of 37.5%) for the comparable 1996 period.

                 CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARY

        Comparison of the Six-Month Periods Ended June 30, 1997 and 1996


Results of Operations:

  General. Net earnings for the six months ended June 30, 1997 were $24,900 or $.03 per share compared to a net loss of $(115,400) or $(.18) per share for the six months ended June 30, 1996. This increase in the Company's net earnings was primarily due to an increase in net interest income, partially offset by an increase in noninterest expenses and an increase in the provision for loan losses.

  Interest Income and Expense. Interest income increased by $847,100 from $197,900 for the six months ended June 30, 1996 to $1,045,000 for the six months ended June 30, 1997. Interest income on loans increased $721,600 due to an increase in the average loan portfolio balance for the six months ended June 30, 1997 to $16.2 million compared to $.4 million during the 1996 period and an increase in the weighted-average yield from 8.5% in 1996 to 9.4% in 1997. Interest on securities increased $47,400 due to an increase in the average securities portfolio during the six months ended June 30, 1997 to $2.3 million from $.8 million during 1996 and an increase in the weighted-average yield from 5.3% in 1996 to 6.00% in 1997. Interest on other interest-earning assets increased $78,000 primarily due to an increase in the average balance of these assets from 1996 to 1997 partially offset by a decrease in the weighted-average yield from 6.4% in 1996 to 5.4% in 1997.

    Interest expense on deposit accounts increased to $472,400 for the six months ended June 30, 1997 from $57,800 for the six months ended June 30, 1996. Interest expense increased primarily because of an increase in the average balance from 1996 to 1997. The average balance for the six months ended June 30, 1997 was $25.7 million compared to $2.8 million during 1996.

  Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision increased from $6,500 for the six months ended June 30, 1996 to $102,000 for the six months ended June 30, 1997. The increase was deemed appropriate by management due to the growth in the loan portfolio in 1997.

  Noninterest Expense. Total noninterest expense increased $237,100 to $553,900 for the six months ended June 30, 1997 from $316,800 for the six months ended June 30, 1996, primarily due to an increase in employee compensation and benefits of $119,300, and an increase in other noninterest expense of $118,100 due to the overall growth of the Company.

  Provision for Income Taxes.  The income tax provision for the six months ended
    June 30, 1997 was $14,900 (an effective rate of 37.5%) compared to benefit of $(69,200) (an effective rate of 37.5%) for the comparable 1996 period.

                 CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARY

                           PART II. OTHER INFORMATION

           Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on April 29, 1997 for the purpose of electing directors. Pursuant to the charter and bylaws, four directors are elected each for a three-year term by the holders of Common Stock. A total of 622,974 shares of Common Stock were represented at the meeting. All of management's nominees for director were elected with the following vote:

                                               Shares
                             Voted For       "Withheld"
                             ---------       ----------
   Diane M. Beyer             622,274            700
   Joel M. Cox, Sr.           622,974              0
   James S. Hagedorn          622,274            700
   W. Terrell Upson           622,274            700

Ratification of the Appointment of Hacker, Johnson, Cohen & Grieb as independent auditors with the vote as follows:

                                               Shares
                             Voted For       "Withheld"     Against
                             ---------       ----------     -------
                              602,674          20,200          100

The following directors' term of office continued after the meeting:

     Thomas Garrison          Stephen McLauglin
     Paul janssens - Lens     Dennis Lynch
     Richard Storm, Jr.       Jack Wolf

                    Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibit (numbered in accordance with Item 601 of Regulation S-B)

      27.    Financial Data Schedule

(b) There were no reports on Form 8-K filed for the three months ended June 30, 1997.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CITIZENS COMMUNITY BANCORP, INC.
                                     (Registrant)




Date: July  , 1997                   By:     /s/ Richard Storm, Jr.
      ------------                          -----------------------
                                                 Richard Storm, Jr.,
                                                  Chairman of the Board
                                                  and Chief Executive Officer



Date: July  , 1997                   By:     /s/ Stephen A. McLaughlin
      ------------                          --------------------------
                                                 Stephen A. McLaughlin,
                                                  Secretary and Treasurer
                                                  (Chief Accounting Officer)