Form 10QSB
period 1997-09-30
CITIZENS COMMUNITY BANCORP INC
filed 1997-11-12
CIK 1002214

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

   X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1997

_____ Transition  report under Section 13 or 15(d) of the Exchange Act

For the transition period from ________ to _______

Commission file number 000-22547
                       ---------

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


                ------------------------------------------------
        (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

 Check whether the issuer: (1) filed all reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day s:

YES  X         NO

 State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date;



Common stock, par value $.01 per share                      778,012
--------------------------------------         ---------------------------------
            (class)                            Outstanding at September 30, 1997

--------------------------------------------------------------------------------

                                                                  CONFORMED COPY

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

                                      INDEX


Part I. Financial Information

  Item 1. Financial Statements                                              Page

   Condensed Consolidated Balance Sheets -
    September 30, 1997 (unaudited) and December 31, 1996 . . . . . . . . . .  2

   Condensed Consolidated Statements of Operations -
    Three and Nine Months ended September 30, 1997 and 1996 (unaudited). . .   3

   Condensed Consolidated Statement of Stockholders' Equity -
    Nine Months ended September 30, 1997 (unaudited) . . . . . . . . . . . .   4

   Condensed Consolidated Statements of Cash Flows -
    Nine months ended September 30, 1997 and 1996 (unaudited). . . . . . . .   5

   Notes to Condensed Consolidated Financial Statements (unaudited). . . . . 6-7

  Item 2. Management's Discussion and Analysis of Financial Condition
   and Results of Operations . . . . . . . . . . . . . . . . . . . . . . .  8-10

Part II. Other Information

  Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . .  11

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12


                 CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets

                                                                  September 30,      December 31,
 Assets                                                                1997             1996
                                                                   (unaudited)
Cash and cash equivalents:
 Cash and due from banks                                          $  2,971,578        1,353,777
 Federal funds sold                                                  7,732,000        6,688,000
                                                                  ------------       ----------

      Total cash and cash equivalents                               10,703,578        8,041,777

Securities held to maturity                                          2,497,499        2,240,290
Loans receivable, net of allowance for loan losses of
 $283,000 and $145,000                                              24,353,954       12,115,911
Premises and equipment                                               2,842,570        2,293,140
Accrued interest receivable and other assets                           248,956          132,406
Deferred tax asset                                                     166,438          204,000
                                                                  ------------       ----------

      Total                                                       $ 40,812,995       25,027,524
                                                                  ============       ==========

 Liabilities and Stockholders' Equity

Deposits:
 Demand deposits                                                     1,506,521        2,366,487
 Savings and NOW deposits                                           13,896,702        8,670,357
 Money market deposits                                               2,464,580          417,775
 Time deposits                                                      15,997,451        6,430,485
                                                                  ------------       ----------

      Total deposits                                                33,865,254       17,885,104

Official checks                                                        125,821          579,703
Mortgage loan payable                                                     --            525,000
Accrued interest payable and other liabilities                         164,219           73,534
                                                                  ------------       ----------

      Total liabilities                                             34,155,294       19,063,341
                                                                  ------------       ----------

Stockholders' Equity:
 Preferred stock, $.01 par value, 2,000,000 shares authorized,
   none issued or outstanding                                             --               --
 Common stock, $.01 par value, 8,000,000 shares authorized,
   778,012 and 707,610 shares issued and outstanding                     7,780            7,076
 Additional paid-in capital                                          6,955,900        6,322,086
 Accumulated deficit                                                  (305,979)        (364,979)
                                                                  ------------       ----------

      Total stockholders' equity                                     6,657,701        5,964,183
                                                                  ------------       ----------

      Total                                                       $ 40,812,995       25,027,524
                                                                  ============       ==========



See Accompanying Notes to Condensed Consolidated Financial Statements.


                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations


                                                          Three Months Ended         Nine Months Ended
                                                            September 30,               September 30,
                                                          ------------------         -----------------
                                                          1997          1996         1997          1996
                                                          ----          ----         ----          ----
                                                              (unaudited)               (unaudited)
Interest income:
 Loans                                                 $ 554,568      117,090     1,292,646      133,527
 Securities                                               34,307       54,541       103,273       76,094
 Other interest-earning assets                           106,905       66,924       344,892      226,881
                                                         -------      -------       -------      -------

   Total interest income                                 695,780      238,555     1,740,811      436,502
                                                         -------      -------       -------      -------

Interest expense:
 Deposits                                                344,692       85,619       817,069      143,446
 Mortgages                                                  --           --           9,573        7,174
                                                         -------      -------       -------      -------

   Total interest expense                                344,692       85,619       826,642      150,620
                                                         -------      -------       -------      -------

Net interest income                                      351,088      152,936       914,169      285,882

   Provision for loan losses                              36,000       13,000       138,000       19,500
                                                         -------      -------       -------      -------

Net interest income after provision for loan losses      315,088      139,936       776,169      266,382
                                                         -------      -------       -------      -------

Noninterest income:
 Other service charges and fees                           39,383        9,146       115,276       14,919
 Net gain from sale of loans                              36,044         --          36,044         --
 Other                                                    21,270         --          77,924         --
                                                         -------      -------       -------      -------

   Total noninterest income                               96,697        9,146       229,244       14,919
                                                         -------      -------       -------      -------

Noninterest expense:
 Salaries and employee benefits                          188,115      103,201       427,762      223,504
 Occupancy and equipment                                  75,098       36,894       149,523       71,237
 Professional fees                                         1,279       29,744        25,100       72,164
 Office supplies and expense                               7,200       25,495        19,884       73,060
 Other                                                    83,292       31,570       286,582      103,740
                                                         -------      -------       -------      -------

   Total noninterest expense                             354,984      226,904       908,851      543,705
                                                         -------      -------       -------      -------

Earnings (loss) before income taxes (benefit)             56,801      (77,822)       96,562     (262,404)

   Income taxes (benefit)                                 22,662      (29,200)       37,562      (98,400)
                                                         -------      -------       -------      -------

Net earnings (loss)                                    $  34,139      (48,622)       59,000     (164,004)
                                                         =======      =======       =======      =======

Earnings (loss) per share                              $     .04         (.07)          .08         (.25)
                                                         =======      =======       =======      =======

Dividends per share                                    $    --           --            --           --
                                                         =======      =======       =======      =======

Weighted-average number of shares outstanding            773,751      694,790       764,839      654,395
                                                         =======      =======       =======      =======


See Accompanying Notes to Condensed Consolidated Financial Statements.


                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

            Condensed Consolidated Statement of Stockholders' Equity

               For the Nine-Month Period Ended September 30, 1997




                                                                        Additional                   Total
                                               Preferred      Common     Paid-In     Accumulated   Stockholders'
                                                 Stock         Stock     Capital       Deficit       Equity
                                                 -----         -----     -------       -------       ------

Balance at December 31, 1996                   $   --          7,076    6,322,086     (364,979)    5,964,183

Common stock issuance (unaudited)                  --            704      633,814         --         634,518

Net earnings for the nine months
  ended September 30, 1997 (unaudited)             --           --           --         59,000        59,000
                                               ------          -----    ---------     --------     ---------

Balance at September 30, 1997 (unaudited) $        --          7,780    6,955,900     (305,979)    6,657,701
                                               ======          =====    =========     ========     =========




See Accompanying Notes to Condensed Consolidated Financial Statements.


                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                              -------------
                                                                                         1997              1996
                                                                                         ----              ----
                                                                                               (unaudited)
Cash flows from operating activities:
       Net earnings (loss)                                                          $     59,000         (164,004)
       Adjustments to reconcile net earnings (loss) to net cash
         provided by (used in) operating activities:
         Depreciation                                                                     69,327           36,485
         Provision for loan losses                                                       138,000           19,500
         Provision (credit) for deferred income taxes                                     37,562          (98,400)
         Net amortization of loan fees, premiums and discounts                            46,482             --
         Increase in accrued interest receivable and other assets                       (116,550)        (105,660)
         Increase in accrued interest payable and
           other liabilities                                                              90,685           13,332
                                                                                     -----------      -----------

             Net cash provided by (used in) operating activities                         324,506         (298,747)
                                                                                     -----------      -----------

Cash flows from investing activities:
       Purchase of securities held to maturity                                        (1,000,000)      (4,736,001)
       Maturities of securities held to maturity                                         756,065        1,250,000
       Net increase in loans                                                         (12,435,799)      (7,769,712)
       Purchase of premises and equipment                                               (618,757)        (686,541)
                                                                                     -----------      -----------

             Net cash used in investing activities                                   (13,298,491)     (11,942,254)
                                                                                     -----------      -----------

Cash flows from financing activities:
       Net increase in noninterest-bearing demand,
         savings and NOW deposits                                                      6,413,184        7,909,554
       Net increase in time deposits                                                   9,566,966        3,306,382
       Net decrease in official checks                                                  (453,882)            --
       Repayment of advances from organizers                                                --           (239,000)
       Payment of stock offering costs                                                      --            (39,328)
       Redemption of preferred stock                                                        --            (21,000)
       Sale of common stock                                                              634,518        6,311,178
       Payment of mortgage payable                                                      (525,000)        (593,806)
                                                                                     -----------      -----------

             Net cash provided by financing activities                                15,635,786       16,633,980
                                                                                     -----------      -----------

Net increase in cash and cash equivalents                                              2,661,801        4,392,979

Cash and cash equivalents at beginning of period                                       8,041,777           42,366
                                                                                     -----------      -----------

Cash and cash equivalents at end of period                                          $ 10,703,578        4,435,345
                                                                                     ===========      ===========

Supplemental  disclosure of cash flow  information:  Cash paid during the period for:
         Interest                                                                   $    740,458          137,222
                                                                                     ===========      ===========

         Income taxes                                                               $       --               --
                                                                                     ===========      ===========

See Accompanying Notes to Condensed Consolidated Financial Statements.

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (unaudited)


(1) General.
      Citizens Community Bancorp, Inc. (the "Holding Company") was incorporated on May 24, 1995. The Holding Company owns 100% of the outstanding common stock of Citizens Community Bank of Florida (the "Bank") and 100% of
      Citizens Financial Corp. ("Citizens Financial") (colle ctively the "Company"). The Holding Company was organized simultaneously with the Bank and its primary business is the ownership and operation of the Bank and Citizens Financial. The Bank is a Florida state-chartered commercial bank and is insured by the Federal Deposit Insurance Corporation. Th e Bank opened for business on March 8, 1996 and provides community banking services to businesses and individuals in Collier County, Florida. Citizens Financial was formed and commenced business as a mortgage broker in 1997. The Company's fiscal year ends December 31.

(2) Loan Impairment and Loan Losses.
      No loans were identified as impaired at September 30, 1997 or 1996. The activity in the allowance for loan losses is as follows:

                                       For the Three           For the Nine
                                       Months Ended            Months Ended
                                       September 30,           September 30,
                                       -------------           -------------
                                     1997        1996        1997        1996
                                     ----        ----        ----        ----
                                        (unaudited)             (unaudited)
Balance at beginning of period    $247,000       6,500     145,000        --
Provision charged to earnings       36,000      13,000     138,000      19,500
                                  --------      ------     -------      ------

Balance at end of period          $283,000      19,500     283,000      19,500
                                  ========      ======     =======      ======

(3) Earnings (Loss) Per Common Share.
      Earnings (loss) per common share were computed by dividing the net earnings (loss) for the period by the weighted-average number of shares outstanding. The effect of the outstanding warrants was not material.

(4) Regulatory Capital.
      The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at September 30, 1997 of the regulatory capital requirements and the Bank's capital on a percentage basis:

                                                     Ratios of     Regulatory
                                                     the Bank      Requirement
                                                     --------      -----------
                                                           (unaudited)
Total capital to risk-weighted assets                 18.95%         8.00%

Tier I capital to risk-weighted assets                17.81%         4.00%

Tier I capital to total assets - leverage ratio       11.93%         4.00%

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

(5) Impact of New Accounting Principle.
      On January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125") which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This Statement also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 125 is effective for transfers and servicing of financ ial assets and extinguishments of liabilities occurring after December 31, 1996. The adoption of SFAS 125 has no effect on the Company's financial statements during the nine-month period ended September 30, 1997.

(6) Future Accounting  Requirements.
      The FASB has issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"). This Statement specifies the computation, presentation and disclosure requirements for earnings per share (EPS) for entities with publicly-held common stock. SFAS 128 is e ffective for both interim and annual periods ending after December 15, 1997 and upon adoption, all periods will be presented to conform with SFAS 128. Management believes the effect of adopting this Statement will not have a material effect on earnings per share.

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations

             Comparison of September 30, 1997 and December 31, 1996

Liquidity and Capital Resources
      The Company's primary source of cash during the nine months ended September 30, 1997 was from net deposit inflows of $16.0 million. Cash was used primarily for loan originations. At September 30, 1997, the Company had outstanding commitments to originate loans of $3.0 million. It is expec ted that these requirements will be funded from the source described above. At September 30, 1997, the Bank exceeded its regulatory liquidity requirements.

      The following table shows selected ratios for the periods ended or at the dates indicated:

                                            Nine Months
                                                Ended         Year Ended
                                           September 30,     December 31,
                                                 1997            1996
                                                 ----            ----
Average equity as a percentage
 of average assets                              18.31%          26.16%

Equity to total assets at end of period         16.31%          23.83%

Return on average assets (1)                      .23%          (2.71)%

Return on average equity (1)                     1.25%         (10.35)%

Noninterest expense to average assets (1)        3.52%           7.24%

Nonperforming loans and foreclosed
 real estate to total assets at end
 of period                                        -- %            -- %

----------
(1) Annualized for the nine months ended September 30, 1997.

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

    Comparison of the Three-Month Periods Ended September 30, 1997 and 1996

Results of Operations:

General.
      Net earnings for the three months ended September 30, 1997 were $34,139 or $.04 per share compared to a net loss of $(48,622) or $(.07) per share for the three months ended September 30, 1996. This increase in the Company's net earnings was primarily due to an increase in net interes t income and noninterest income, partially offset by an increase in the provision for loan loss and an increase in noninterest expense due to the overall growth of the Bank.

Interest  Income and Expense.
      Interest income increased by $457,225 from $238,555 for the three months ended September 30, 1996 to $695,780 for the three months ended September 30, 1997. Interest income on loans increased $437,478 due to an increase in the average loan portfolio balance for th e three months ended September 30, 1997 to $23.4 million compared to $4.9 million during the 1996 period partially offset by a decrease in the weighted-average yield from 9.6% in 1996 to 9.1% in 1997. Interest on securities decreased $20,234 due to a decrease in the average securities portfolio d uring the three months ended September 30, 1997 to $2.3 million from $3.7 million during 1996. Interest on other interest-earning assets increased $39,981 due to an increase in the average balance of such assets from $4.9 million in 1996 to $7.4 million in 1997 as well as an increase in the weigh ted-average yield from 5.5% in 1996 to 5.6% in 1997.

      Interest expense on deposit accounts increased to $344,692 for the three months ended September 30, 1997 from $85,619 for the three months ended September 30, 1996. Interest expense increased primarily because of an increase in the average balance from 1996 to 1997. The average balance f or the three months ended September 30, 1997 was $31.8 million compared to $9.8 million during 1996.

Provision  for Loan  Losses.
      The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperfor ming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision for the three months ended September 30, 1997 and 1996 was $36,000 and $13,000, respectively. Managemen t believes the balance in the allowance for loan losses of $283,000 at September 30, 1997 is adequate.

Other Income.
      Other income increased to $96,697 in 1997 from $9,146 in 1996 primarily because of increases in service charges on deposit accounts in 1997 and the gain from the sale of loans in 1997.

Noninterest  Expense.
      Total noninterest expense increased $128,080 to $354,984 for the three months ended September 30, 1997 from $226,904 for the three months ended September 30, 1996, primarily due to an increase in employee compensation and benefits of $84,914 as well as an increase in other noninterest expense and occupancy and equipment expense due to overall growth of the Company.

Provision for Income Taxes.
      The income tax provision for the three months ended September 30, 1997 was $22,662, an effective rate of 39.9% compared to a tax benefit of $29,200, an effective rate of (37.5%) for the comparable 1996 period.

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

     Comparison of the Nine-Month Periods Ended September 30, 1997 and 1996


Results of Operations:

General.
      Net earnings for the nine months ended September 30, 1997 were $59,000 or $.08 per share compared to a net loss of $(164,004) or $(.25) per share for the nine months ended September 30, 1996. This increase in the Company's net earnings was primarily due to an increase in net interest income and noninterest income, partially offset by an increase in noninterest expenses and an increase in the provision for loan losses.

Interest Income and Expense.
      Interest income increased by $1,304,309 from $436,502 for the nine months ended September 30, 1996 to $1,740,811 for the nine months ended September 30, 1997. Interest income on loans increased $1,159,119 due to an increase in the average loan portfolio balance fo r the nine months ended September 30, 1997 to $18.5 million compared to $1.8 million during the 1996 period partially offset by a decrease in the weighted-average yield from 9.9% in 1996 to 9.4% in 1997. Interest on securities increased $27,179 due to an increase in the average securities portfoli o during the nine months ended September 30, 1997 to $2.3 million from $1.8 million during 1996 and an increase in the weighted-average yield from 5.6% in 1996 to 6.0% in 1997. Interest on other interest-earning assets increased $118,011 primarily due to an increase in the average balance of thes e assets from $4.9 million in 1996 to $8.3 million in 1997 partially offset by a decrease in the weighted-average yield from 6.2% in 1996 to 5.5% in 1997.

      Interest expense on deposit accounts increased to $817,069 for the nine months ended September 30, 1997 from $143,446 for the nine months ended September 30, 1996. Interest expense increased primarily because of an increase in the average balance from 1996 to 1997. The average balance fo r the nine months ended September 30, 1997 was $27.8 million compared to $5.6 million during 1996.

Provision  for Loan  Losses.
      The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperfor ming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision increased from $19,500 for the nine months ended September 30, 1996 to $138,000 for the nine months end ed September 30, 1997. The increase was deemed appropriate by management due to the growth in the loan portfolio in 1997.

Other Income.
      Other income increased to $229,244 in 1997 from $14,919 in 1996 primarily because of increases in service charges on deposit accounts in 1997 and the gain from the sale of loans in 1997.

Noninterest  Expense.
      Total noninterest expense increased $365,146 to $908,851 for the nine months ended September 30, 1997 from $543,705 for the nine months ended September 30, 1996, primarily due to an increase in employee compensation and benefits of $204,258, and an increase in other nonint erest expense of $182,842 as well as an increase in occupancy and equipment expenses due to the overall growth of the Company.

Provision for Income Taxes.
      The income tax provision for the nine months ended September 30, 1997 was $37,562, an effective rate of 38.9% compared to benefit of $98,400, an effective rate of (37.5%) for the comparable 1996 period.

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

                    Item 6. Exhibits and Reports on Form 8-K

(a) Exhibit (numbered in accordance with Item 601 of Regulation S-B)

    27. Financial Data Schedule

(b) There were no reports on Form 8-K filed for the three months ended September 30, 1997.

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      CITIZENS COMMUNITY BANCORP, INC.
                                      (Registrant)




Date:     November 12, 1997      By: /s/ Richard Storm, Jr.
          -----------------      -----------------------------------------------
                                     Richard Storm, Jr., Chairman of the Board
                                      and Chief Executive Officer



Date:     November 12, 1997      By: /s/ Stephen A. McLaughlin
          -----------------      -----------------------------------------------
                                     Stephen A. McLaughlin,
                                      Secretary and Treasurer
                                      (Chief Accounting Officer)