Form 10KSB
period 1997-12-31
CITIZENS COMMUNITY BANCORP INC
filed 1998-03-27
CIK 1002214

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 1997
                          Commission File No. 000-22547

                        CITIZENS COMMUNITY BANCORP, INC.

       A Florida Corporation (IRS Employer Identification No. 65-0614044)
                             650 East Elkcam Circle
                           Marco Island, Florida 34145
                                 (941) 389-1800

                 Securities Registered Pursuant to Section 12(b)
                    of the Securities Exchange Act of 1934:

                                      NONE

                 Securities Registered Pursuant to Section 12(g)
                    of the Securities Exchange Act of 1934:

                                  COMMON STOCK

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Revenues for the fiscal year ended December 31, 1997:  $2,795,879

The aggregate market value of the common stock of the Registrant held by nonaffiliates of the Registrant (954,394 shares) on February 28, 1998 was approximately $8,589,546. As of such date, no organized trading market existed for the common stock of the Registrant. The aggregate market value was computed by reference to recent trading activity of the common stock of the Registrant at $9.00 per share. For the purposes of this response, directors, officers and holders of 5% or more of the Registrant's common stock are considered the affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant's Common Stock, as of March 13, 1998: 1,579,774 shares of $0.01 par value common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE


         1. Portions of the Annual Report to Shareholders for the Fiscal Year ended December 31, 1997. (Part II)

         2. Portions of Proxy Statement for the 1998 Annual Meeting of Shareholders. (Part III)

                                TABLE OF CONTENTS

Consolidated--Citizens Community Bancorp,  Inc. and Affiliates

         NOTE: Certain information required by Form 10-KSB is incorporated by reference from the 1997 Annual Report and 1998 Annual Meeting Proxy Statement as indicated below. Only that information expressly incorporated by reference is deemed filed with the Commission.
                                                                           Page
         PART I                                                           Number
                                                                          ------
         Item 1   Business................................................  3
         Item 2   Properties..............................................  8
         Item 3   Legal Proceedings.......................................  9
         Item 4   Submission of Matters to a Vote of Security Holders -...  9


         PART II
         Item 5   Market for Common Equity and Related Stockholder Matters  1(1)
         Item 6   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...............................  6(1)
         Item 7   Financial Statements and Supplementary Data............. 19(1)
         Item 8 Changes in and disagreements with Accountants on Accounting and Financial Disclosure


         PART III
         Item 9   Directors and Executive Officers of the Registrant:.....  3(2)
         Item 10  Executive Compensation..................................  5(2)
         Item 11  Security Ownership of Certain
                  Beneficial Owners and Management........................  2(2)
         Item 12  Certain Relationships and Related Transactions.......... 11

         PART IV
         Item 13  Exhibits, Financial Statement Schedules, and
                  Reports on Form 8-K..................................... 14

--------------------------------------------------------------

         (1) These items are incorporated by reference from the Company's 1997 Annual Report pursuant to Instruction E 2 of Form 10-KSB.

         (2) The material required by Items 9 through 11 is hereby incorporated by reference from the Company's definitive proxy statement pursuant to Instruction E 3 of Form 10-KSB.

                                     PART I

ITEM 1. - BUSINESS

Description

General

Citizens Community Bancorp, Inc. (the "Company") is a registered bank holding company under the Federal Bank Holding Company Act of 1956, as amended, and owns 100% of the issued and outstanding common stock of Citizens Community Bank of Florida, Marco Island, Florida (the "Bank"). The Company was incorporated under the laws of the State of Florida on May 22, 1995 to acquire 100 percent of the shares to be issued by the Bank during its organizational stage and to enhance the Bank's ability to serve its future customers' requirements for financial services. The Company provides flexibility for expansion of the Company's banking  business  through  acquisition  of  other  financial  institutions  and provision of additional banking-related services which the traditional commercial bank may not provide under present laws.

The Bank is a state-chartered commercial bank, which opened for business on March 8, 1996. The Bank offers a full range of interest-bearing and noninterest-bearing accounts, including commercial and retail checking accounts, negotiable order of withdrawal ("NOW") accounts, money market accounts, individual retirement accounts, regular interest bearing statement savings accounts, certificates of deposit, commercial loans, real estate loans, home equity loans and consumer/installment loans. In addition, the Bank provides such consumer services as U.S. Savings Bonds, travelers checks, safe deposit boxes, bank by mail services, direct deposit services, automatic teller services, and secondary mortgage loan origination services.

Market Area

The primary service and assessment areas for the Bank encompasses the entire city of Marco Island, Isle of Capri, Goodland as well as Naples and the rest of Collier County. Competition among financial institutions in this area is intense. There are 6 commercial banking offices and 1 savings and loan office within the primary service area of the Bank. Most of these offices are branches of or are affiliated with major bank holding companies. The Bank operates a branch office at 5101 Tamiami Trail East, Naples, Florida which opened for business in June, 1997.

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

Investments

As of December 31, 1997, investment securities and federal funds sold comprised approximately 26.0% of the Company's assets and net loans comprised approximately 59.5% of the Company's assets. The Company has invested primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States. In addition, the Company enters into Federal Funds transactions with its principal correspondent banks, and acts as a seller of such funds.

Loan Portfolio

The Bank engages in a wide range of lending activities, including the origination and purchase of commercial, consumer/installment and real estate loans.

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

The Bank's general policy is not to accrue interest on loans delinquent over ninety days unless fully secured and in the process of collection. It is the Bank's policy that the accrued and unpaid interest is reversed against current income and thereafter interest is recognized only to the extent payments are received. It is the Bank's policy that non-accrual loans are restored to accrual basis when interest and principal payments are current and prospects for recovery are no longer in doubt.

As of December 31, 1997, there were no loans where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

The majority of the Company's loans are secured by real estate in Collier County, Florida, where the Bank and its branch office are located. Accordingly, the ultimate collectibility of a substantial portion of the loan portfolio is susceptible to changes in market conditions in this County.

Loan Loss Reserves

In considering the adequacy of the Company's allowance for loan losses, management has considered that as of December 31, 1997, 64.3% of outstanding loans are in the commercial loan category, including loans secured by commercial real estate. Commercial loans are generally considered by management as having greater risk than other categories of loans in the Company's loan portfolio. However, the majority of these commercial loans at December 31, 1997 were made on a secured basis, with collate ral  consisting  primarily  of real  estate,
accounts receivable, inventory, assignment of mortgages and equipment. Management believes that the secured condition of the preponderant portion of its commercial loan portfolio reduces any risk of loss inherently present in commercial loans.

The Company's consumer loan portfolio at December 31, 1997 consisted primarily of lines of credit and installment loans secured by automobiles, boats and other consumer goods. Management believes that the risk associated with these types of loans has been adequately provided for in the loan loss allowance.

Residential real estate mortgage loans constitute 27.2% of outstanding loans at December 31, 1997. Management considers these loans to have minimal risk due to the fact that these loans represent conventional residential real estate mortgages where the amount of the original loan does not exceed 80% of the appraisal value of the collateral or is otherwise covered by private mortgage insurance.

The Company's Board of Directors monitors the loan portfolio monthly in order to enable it to evaluate the adequacy of the allowance for loan losses. In addition to reviews by regulatory agencies, the services of outside consultants have been engaged to assist in the evaluation of credit quality and loan administration. These professionals compliment the system implemented by the Company which identifies potential problem credits as early as possible, categorizes the credits as to risk and includes a reporting process to monitor the progress of the credits.

The allowance for loan losses represents the cumulative total of monthly provisions for loan losses. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans will be charged off against the allowance when management believes the collectibility of principal is unlikely. The monthly provision for loan losses is based on management's judgment, after considering known and inherent risks in the portfolio, past loss experience of the Company, adverse situations that may affect the borrower's ability to repay, assumed values of the underlying collateral securing the loans, the current and prospective financial condition of the borrower, and the prevailing and anticipated economic condition of the local market. The Company did not charge off any loans during the year ended December 31, 1997.

The Company maintains the allowance for loan losses at a level sufficient to absorb all estimated losses in the loan portfolio. The allowance for loan losses is made up of two primary components: (i) amounts allocated to loans based on collateral type and (ii) amounts allocated for loans reviewed on an individual basis in accordance with a credit risk grading system.

Deposits

The Bank offers a wide range of interest-bearing and noninterest-bearing accounts, including commercial and retail checking accounts, negotiable order of withdrawal ("NOW") accounts, money market accounts, individual retirement accounts, regular interest-bearing statement savings accounts and certificates of deposit with fixed rates and a range of maturity date options. The sources of deposits are residents, businesses and employees of businesses within the Bank's market area, obtained through the personal solicitation of the Bank's officers and directors, direct mail solicitation and advertisements published in the local media. The Bank pays competitive interest rates on time and savings deposits up to the maximum permitted by law or regulation. In addition, the Bank has implemented a service charge fee schedule competitive with other financial institutions in the Bank's market area, covering such matters as maintenance fees on checking accounts, per item processing fees, returned check charges and the like.

Correspondent Banking

The Bank purchases correspondent services offered by larger banks, including check collections, purchase or sale of Federal Funds, security safekeeping, investment services, coin and currency supplies, overline and liquidity loan participations and sales of loans to or participations with correspondent banks. At December 31, 1997 the Company had sold $9,057,000 in Federal Funds.

The Bank sells loan participations to correspondent banks with respect to loans which exceed the Bank's lending limit of approximately $1.1 million. For the fiscal year ended December 31, 1997, the bank had sold loan participations totalling approximately $4.7 million.

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

Employees

The Bank currently employs 23 full time and 5 part time persons, including 6 officers. The Bank will hire additional persons as needed.

Monetary Policies

The results of operations of the Company and the Bank are affected by credit policies of monetary authorities, particularly the Federal Reserve Board. The instruments of monetary policy employed by the Federal Reserve Board include open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, changes in reserve requirements against member bank deposits and limitations on interest rates which member banks may pay on time and savings deposits. In view of changing conditions in the national economy and in the money market, as well as the effect of action by monetary and fiscal authorities, including the Federal Reserve Board, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand, or the business and earnings of the Bank.

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

Both the Company and the Bank are subject to regulatory capital requirements imposed by the Federal Reserve Board, the FDIC and the Department. Both the Federal Reserve Board and the FDIC have established risk-based capital guidelines for bank holding companies and banks which make regulatory capital requirements more sensitive to differences in risk profiles of various banking organizations. The capital adequacy guidelines issued by the Federal Reserve Board are applied to bank holding companies on a consolidated basis with the banks owned by the holding company. The FDIC's risk capital guidelines apply directly to state banks regardless of whether they are a subsidiary of a bank holding company. Both agencies' requirements (which are substantially similar) provide that banking organizations must have capital equivalent to 8% of weighted risk assets. The risk weights assigned to assets are based primarily on credit risks. Depending upon the riskiness of a particular asset, it is assigned to a risk category. For example, securities with an unconditional guarantee by the United States government are assigned to the lowest risk category. A risk weight of 50% is assigned to loans secured by owner-occupied one to four family residential mortgages. The aggregate amount of assets assigned to each risk category is multiplied by the risk weight assigned to that category to determine the weighted values, which are added together to determine total risk-weighted assets. At December 31, 1997, the Company's total risk-based capital and Tier 1 ratio were 17.67% and 16.57%, respectively. Both the Federal Reserve Board and the FDIC have also implemented minimum capital leverage ratios to be used in tandem with the risk-based guidelines in assessing the overall capital adequacy of bank and bank holding companies. Under these rules, banking institutions are required to maintain a ratio of 3% "Tier 1" capital to total assets (net of goodwill). Tier 1 capital includes common stockholders equity, noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries.

Both the risk-based capital guidelines and the leverage ratio are minimum requirements, applicable only to top-rated banking institutions. Institutions operating at or near these levels are expected to have well-diversified risk, excellent asset quality, high liquidity, good earnings and in general, have to be considered strong banking organizations, rated composite 1 under the CAMELS rating system for banks or the BOPEC rating system for bank holding companies. Institutions with lower ratings and institutions with high levels of risk or experiencing or anticipating significant growth would be expected to maintain ratios 100 to 200 basis points above the stated minimums.

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

In response to the directive issued under the Act, the regulators have adopted regulations which, among other things, prescribe the capital thresholds for each of the five capital categories established by the Act. The following table reflects the capital thresholds:

                            [TABLE FOLLOWS THIS PAGE]


                                    Total Risk -            Tier 1 Risk -               Tier 1
                                   Based Capital            Based Capital              Leverage
                                       Ratio                    Ratio                    Ratio
                                   -------------            -------------              --------
Well capitalized (1)                    10%                       6%                       5%
Adequately capitalized (1)               8%                       4%                       4%  (2)
Undercapitalized (3)               less than  8%            less than  4%            less than  4%
Significantly Undercapitalized (3) less than  6%            less than  3%            less than  3%
Critically Undercapitalized              -                        -                  less than  2%

---------------------------------

(1)  An institution must meet all three minimums.
(2) 3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.
(3) An institution falls into this category if it is below the specified capital level for any of the three capital measures.


The Act also provided that banks must meet new safety and soundness standards. In order to comply with the Act, the Federal Reserve Board, and the FDIC, adopted a final Rule which institutes guidelines defining operational and managerial standards relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, director and officer compensation, asset quality, earnings and stock valuation. Both the capital standards and the safety and soundness standards which the Act implements were designed to bolster and protect the deposit insurance fund.

As a state bank, the bank is subject to examination and review by the Department. The Bank submits to the Department quarterly reports of condition, as well as such additional reports as may be required by the state banking laws.

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, existing restrictions on interstate acquisitions of banks by bank holding companies were repealed on September 29, 1995, such that the Company and any other bank holding company located in Florida would be able to acquire any Florida-based bank, subject to certain deposit percentage and other restrictions. The legislation also provides that, unless an individual state elects beforehand either (i) to accelerate the effective date or (ii) to prohibit out-of-state banks from operating interstate branches within its territory, on or after June 1, 1997, adequately capitalized and managed bank holding companies will be able to consolidate. De novo branching by an out-of-state bank would be permitted only if it is expressly permitted by the laws of the host state. The authority of a bank to establish and operate branches within a state will continue to be subject to applicable state branching laws. During its 1996 Legislative Session the Florida Legislature adopted Legislation which permits interstate branching by acquisition, but not by de novo branching.

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


ITEM 2. - DESCRIPTION OF PROPERTY

     The Bank commenced business operations on March 8, 1996 in a temporary facility located at 604 Elkcam Circle, Marco Island, Florida. On January 13, 1997 the Bank occupied its new permanent facility located at the same site. The Company's headquarters was also relocated to this facility. The facility is a one-story modern bank building consisting of 4,500 square feet. The Bank opened a branch office at 5101 East Tamiami Trail, Naples, Florida in June, 1997. This facility is owned by the Company and consists of a 2 story mixed use office facility. The first floor, consisting of 3,900 square feet, is occupied by the Bank.

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

As of February 28, 1998, the approximate number of holders of record of the Company's Common Stock was 532.

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

The Bank is restricted in its ability to pay dividends under Florida banking laws and by regulations of the Federal Deposit Insurance Corporation. Pursuant to Section 658.37, Florida Statutes, a state bank may not pay dividends from its capital. All dividends must be paid out of net profits then on hand, after charging off bad debts, depreciation, and other worthless assets. Payment of dividends out of net profits is further limited by Federal regulation which prohibits the payment of dividends if such payment would bring the Bank's capital below required levels.

The Company commenced its initial public offering of common stock on December 7, 1995 which was the effective date of the Securities Act registration statement, File No. 33-98090, filed in connection therewith. The offering is a continuous offering made under Rule 415 whereby the Company offered up to 1,105,000 shares of common stock for an aggregate of $9,945,000. The Company was committed to issue up to 335,000 shares pursuant to 670,000 warrants issued during the initial offering period. On December 15, 1997 the Company declared a two-for-one stock split resulting in the warrant shares being adjusted upward to 670,000 shares. The warrant exercise period was still open as of December 31, 1997 and an additional 169,140 shares adjusted for the stock split were sold resulting in the Company obtaining $754,380 in additional offering proceeds. As of December 31, 1997, the Company had sold a total of 1,571,624 adjusted shares of common stock at $4.50 per share for a total of $7,065,558 in offering proceeds.

From the Effective Date of Registration to and including December 31, 1997 the Company had incurred $45,728 in expenses associated with the offering, issuance and distribution of the common stock sold through December 31, 1997. No such expenses were paid to directors, officers or 10% shareholders of the Company, or their affiliates. All such payments were made to others. After deducting the above expenses, the Company has received a total of $7,019,830 in net proceeds. Of this amount, the Company purchased 100% of the issued and outstanding shares of Citizens Community Bank of Florida for $4,580,000 and has retained $2,446,230 for working capital.

ITEM 6. - MANAGEMENT'S DISCUSSION AND ANALYSIS & FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

The Company hereby incorporates by reference the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 6 through 18 of the 1997 Annual Report to Shareholders for the year ended December 31, 1997 filed as an Exhibit under Item 13 herein.


ITEM 7. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company hereby incorporates by reference the Report of the Independent Auditors and the Consolidated Financial Statements contained in the 1997 Annual Report to Shareholders for the year ended December 31, 1997 filed as an Exhibit under Item 13 herein.


ITEM 8. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE MATTERS - None


                                    PART III

ITEM 9. - DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The Company hereby incorporates by reference the sections entitled "Election of Directors" and "Board of Directors Meeting" contained at pages 2 and 5 of the Proxy Statement filed as an Exhibit under Item 13 herein.


ITEM 10. - EXECUTIVE COMPENSATION

The Company hereby incorporates by reference the section entitled "Executive Compensation" contained at pages 5 and 6 of the Proxy Statement filed as an Exhibit under Item 13 herein.


ITEM 11. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)        Security Ownership of Certain Beneficial Owners

The Company hereby incorporates by reference the sections entitled "Election of Directors" and "Certain Shareholders" contained at page 2 of the Proxy Statement filed as an Exhibit under Item 13 herein.

(b)        Security Ownership of Management

The Company hereby incorporates by reference the section entitled "Election of Directors" contained at pages 2 through 4 of the Proxy Statement filed as an Exhibit under Item 13 herein.

(c)        Changes in Control

The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

ITEM 12. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Neither the Bank nor the Company has engaged in any reportable transactions, including loans, to the Bank's or the Company's directors, executive officers, their associates and members of the immediate families of such directors and executive officers.


ITEM 13. - EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from the Company's Registration Statement on Form SB-2 under the Securities Act of 1933 for the Company, as effective with the Securities and Exchange Commission on December 7, 1995, Registration No. 33-98090 (referred to as "Registration Statement"). The exhibit numbers correspond to the exhibit numbers in the referenced documents.


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

   *3.2                    By-laws of the Company (Registration Statement)

   *4.1                    Specimen  Common  Stock   Certificate   (Registration
                           Statement)

   *4.2                    Specimen Warrant Certificate (Registration Statement)

   *4.4                    Company's Warrant Plan (Registration Statement)

   22.1                    The Company's 1998 Annual Meeting Proxy Statement

   22.2                    The  Company's  1997 Annual Report for the year ended
                           December 31, 1997


(b) Reports on Form 8-K. The Company filed a Form 8-K on October 23, 1997 in which it reported a two (2) for one (1) split of the Company's Common Stock.

                                                  SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Citizens Community Bancorp,  Inc.


Dated:  March 17, 1998       By:    /s/ Richard Storm, Jr.
                                    -----------------------
                                        Richard Storm, Jr.
                                        Chairman of the Board



Dated:  March 17, 1998      By:    /s/ Stephen A. McLaughlin
                                   --------------------------
                                       Stephen A. McLaughlin
                                       Vice President
                                       (Chief Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



/s/ Diane M. Beyer                March 17, 1998
-----------------------
DIANE M. BEYER
Class I Director


/s/ Joel M. Cox, Sr.              March 17, 1998
-----------------------
JOEL M. COX, SR.
Class I Director


/s/ Thomas B. Garrison            March 17, 1998
-----------------------
THOMAS B. GARRISON
Class II Director


/s/ James S. Hagedorn             March 17, 1998
-----------------------
JAMES S. HAGEDORN
Class I Director


/s/ Dennis J. Lynch               March 17, 1998
-----------------------
DENNIS J. LYNCH
Class II Director

/s/ Stephen A. McLaughlin         March 17, 1998
-----------------------
STEPHEN A. MCLAUGHLIN
Class III Director


/s/ Louis J. Smith                March 17, 1998
-----------------------
LOUIS J. SMITH
Class II Director

/s/ Richard Storm, Jr.            March 17, 1998
-----------------------
RICHARD STORM, JR.
Class III Director


/s/ John J. Wolf                  March 17, 1998
-----------------------
JOHN J. WOLF
Class III Director



         SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
         SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

 The Company's  Proxy  Statement and 1997 Annual Report are included as Exhibits
22.1 and 22.2 of this filing.