Form 10QSB
period 1998-03-31
CITIZENS COMMUNITY BANCORP INC
filed 1998-05-12
CIK 1002214

-------------------------------------------------------------------------------


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

 X     Quarterly  report under Section 13 or 15(d) of the Securities  Exchange
---    Act of 1934

For the quarterly period ended March 31, 1998

---    Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _______ to _______

Commission file number 33-98090
                       --------

                        CITIZENS COMMUNITY BANCORP, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

        Florida                                                65-0614044
        -------                                                ----------
of Incorporation or Organization)                           (I.R.S. Employer
                                                          Identification No.)

                             650 East Elkcam Circle
                           Marco Island, Florida 34145
                           ---------------------------
                    (Address of Principal Executive Offices)

                                 (941) 389-1800
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

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

YES  X    NO____
   -----
   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


Common stock, par value $.01 per share                    1,613,359
--------------------------------------          -----------------------------
             (class)                            Outstanding at March 31, 1998



-------------------------------------------------------------------------------

                 CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARY

                                      INDEX


PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements                                             Page
                                                                            ----

     Condensed Consolidated Balance Sheets -
       March 31, 1998 (unaudited) and December 31, 1997........................2

     Condensed Consolidated Statements of Earnings -
       Three Months ended March 31, 1998 and 1997 (unaudited)..................3

     Condensed Consolidated Statement of Stockholders' Equity -
       Three Months ended March 31, 1998 (unaudited)...........................4

     Condensed Consolidated Statements of Cash Flows -
       Three months ended March 31, 1998 and 1997 (unaudited)..................5

     Notes to Condensed Consolidated Financial Statements (unaudited)..........6

   Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations...............................................7-8

PART II. OTHER INFORMATION

   Item 2.  Changes in Securities and Use of Proceeds..........................9

   Item 6.  Exhibits and Reports on Form 8-K.......... ........................9

SIGNATURES....................................................................10

                 CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARY

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets


                                                     March 31,     December 31,
    Assets                                               1998             1997
                                                         ----             ----
                                                     (unaudited)

Cash and due from banks..........................  $  4,092,892        3,153,577
Federal funds sold...............................    10,591,000        9,057,000
                                                     ----------      -----------

            Cash and cash equivalents............    14,683,892       12,210,577

Securities held to maturity......................     8,998,091        2,498,614
Restricted securities, Federal Home Loan Bank stock     127,100            -
Loans, net of allowance for loan losses of $354,000
    and $298,000.................................    31,842,680       26,420,149
Premises and equipment, net......................     2,937,954        2,845,997
Accrued interest receivable and other assets.....       338,258          308,152
Deferred income taxes............................       123,043          138,043
                                                   ------------     ------------

        Total assets.............................   $59,051,018       44,421,532
                                                     ==========       ==========


    Liabilities and Stockholders' Equity

Liabilities:
    Demand deposits..............................     3,923,690        3,153,135
    Savings and NOW deposits.....................    24,395,387       16,300,813
    Money-market deposits........................     2,738,218        1,302,296
    Time deposits................................    19,478,811       16,182,123
                                                     ----------       ----------

        Total deposits...........................    50,536,106       36,938,367

    Official checks..............................     1,291,033          473,521
    Accrued expenses and other liabilities.......       241,114          238,886
                                                    -----------     ------------

        Total liabilities........................    52,068,253       37,650,774
                                                     ----------       ----------

Stockholders' Equity:
    Preferred stock, $.01 value, 2,000,000 shares authorized,
        none issued or outstanding...................      -                -
    Common stock, $.01 par value, 8,000,000 shares
        authorized and 1,613,359 and 1,571,624 shares
        issued and outstanding...........................16,133           15,716
    Additional paid-in capital........................7,197,904        7,010,515
    Accumulated deficit...............................(231,272)        (255,473)
                                                    -----------      -----------

        Total stockholders' equity................    6,982,765        6,770,758
                                                     ----------       ----------

        Total liabilities and stockholders' equity  $59,051,018       44,421,532
                                                     ==========       ==========







See Accompanying Notes to Condensed Consolidated Financial Statements.

                 CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARY

                  Condensed Consolidated Statements of Earnings


                                                             Three Months Ended
                                                                 March 31,
                                                             ------------------
                                                             1998        1997
                                                             ----        ----
                                                                (unaudited)
Interest income:
    Loans ............................................   $  709,981      289,388
    Securities .......................................       57,806       32,945
    Federal funds sold ...............................      163,091      111,883
                                                         ----------   ----------

            Total interest income ....................      930,878      434,216
                                                         ----------   ----------

Interest expense:
    Deposits .........................................      463,467      208,501
    Other ............................................         -           9,573
                                                         ----------   ----------

            Total interest expense ...................      463,467      218,074
                                                         ----------   ----------

Net interest income ..................................      467,411      216,142

            Provision for loan losses ................       56,000       60,000
                                                         ----------   ----------

Net interest income after provision for loan losses ..      411,411      156,142
                                                         ----------   ----------

Noninterest income:
    Other service charges and fees ...................       51,423       34,090
    Other ............................................       36,445       34,437
                                                         ----------   ----------

            Total noninterest income .................       87,868       68,527
                                                         ----------   ----------

Noninterest expense:
    Salaries and employee benefits ...................      223,329       88,539
    Occupancy and equipment ..........................       83,621       49,001
    Professional fees ................................       11,114        3,000
    Office supplies and expense ......................       16,314        5,661
    Other ............................................      125,700       68,983
                                                         ----------   ----------

            Total noninterest expense ................      460,078      215,184
                                                         ----------   ----------

Earnings before income taxes .........................       39,201        9,485

            Income taxes .............................       15,000        3,556
                                                         ----------   ----------

Net earnings .........................................   $   24,201        5,929
                                                         ==========   ==========

Earnings per share, basic and diluted ................   $      .02          .01
                                                         ==========   ==========

Dividends per share ..................................   $     -            -
                                                         ==========   ==========

Weighted-average number of shares outstanding ........    1,582,629      730,771
                                                         ==========   ==========



See Accompanying Notes to Condensed Consolidated Financial Statements.

                 CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARY

            Condensed Consolidated Statement of Stockholders' Equity

                     Three-Month Period Ended March 31, 1998



                                                      Common Stock
                                                  -------------------   Additional                   Total
                                      Preferred   Number of               Paid-In    Accumulated  Stockholders'
                                        Stock      Shares      Amount     Capital      Deficit       Equity
                                        -----      ------      ------     -------      -------       ------

Balance at December 31, 1997 ........   $  -     1,571,624   $  15,716   7,010,515    (255,473)   6,770,758

Issuance of common stock shares at
         $4.50 (unaudited) ..........      -        41,735         417     187,389         -        187,806

Net earnings for the three months
         ended March 31, 1998
         (unaudited) ................      -         -           -           -          24,201       24,201
                                        ------   ---------   ---------   ---------   ---------    ---------

Balance at March 31, 1998 (unaudited)   $  -     1,613,359   $  16,133   7,197,904    (231,272)   6,982,765
                                        ======   =========   =========   =========   =========    =========































See Accompanying Notes to Condensed Consolidated Financial Statements.

                 CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARY

                 Condensed Consolidated Statements of Cash Flows


                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                          ------------------------
                                                                                          1998                1997
                                                                                          ----                ----
                                                                                                (unaudited)
Cash flows from operating activities:
    Net earnings ................................................................   $     24,201           5,929
    Adjustments to reconcile net earnings to net cash
      provided by (used in) operating activities:
       Depreciation .............................................................         36,489          15,380
       Provision for loan losses ................................................         56,000          60,000
       Provision for deferred income taxes ......................................         15,000           3,556
       Net amortization of loan fees, premiums and discounts ....................         53,449         (11,196)
       (Increase) decrease in accrued interest receivable
           and other assets .....................................................        (30,106)         16,696
       Increase in accrued expenses and other liabilities .......................          2,228           9,253
       Net increase (decrease) in official checks ...............................        817,512        (485,822)
                                                                                    ------------    ------------

               Net cash provided by (used in) operating activities ..............        974,773        (386,204)
                                                                                    ------------    ------------

Cash flows from investing activities:
    Purchase of securities held to maturity .....................................     (7,000,000)       (250,000)
    Maturities of securities held to maturity ...................................        500,000         250,000
    Net increase in loans .......................................................     (5,531,457)     (4,496,303)
    Purchase of premises and equipment ..........................................       (128,446)       (244,830)
    Purchase of restricted securities, Federal Home
       Loan Bank stock ..........................................................       (127,100)           -
                                                                                    ------------    ------------

               Net cash used in investing activities ............................    (12,287,003)     (4,741,133)
                                                                                    ------------    ------------

Cash flows from financing activities:
    Net increase in noninterest-bearing demand,
       savings and NOW deposits .................................................     10,301,051       6,375,568
    Net increase in time deposits ...............................................      3,296,688       2,066,052
    Sale of common stock ........................................................        187,806         586,710
    Payment of mortgage payable .................................................           -           (525,000)
                                                                                    ------------    ------------

               Net cash provided by financing activities ........................     13,785,545       8,503,330
                                                                                    ------------    ------------

Net increase in cash and cash equivalents .......................................      2,473,315       3,375,993

Cash and cash equivalents at beginning of period ................................     12,210,577       8,041,777
                                                                                    ------------    ------------

Cash and cash equivalents at end of period ......................................   $ 14,683,892      11,417,770
                                                                                    ============    ============

Supplemental  disclosure of cash flow  information:  Cash paid during the period for:
       Interest .................................................................   $    440,382         204,724
                                                                                    ============    ============

       Income taxes.............................................................$           -               -
                                                                                    ============    ============




See Accompanying Notes to Condensed Consolidated Financial Statements.

                 CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARY

        Notes to Condensed Consolidated Financial Statements (unaudited)


(1) General. Citizens Community Bancorp, Inc. (the "Holding Company") was incorporated on May 24, 1995. The Holding Company owns 100% of the outstanding common stock of Citizens Community Bank (the "Bank") and Citizens Financial Corp. ("Citizens Financial") (collectively, the "Company"). The Holding Company was organized simultaneously with the Bank and its primary business is the ownership and operation of the Bank and Citizens Financial. The Bank is a Florida state-chartered commercial bank and is insured by the Federal Deposit Insurance Corporation. The Bank opened for business on March 8, 1996, and provides community banking services to businesses and individuals in Collier County, Florida. Citizens Financial was incorporated on March 27, 1997 as a mortgage origination company, but is currently inactive.

(2) Loan Impairment and Credit Losses. No loans were identified as impaired at March 31, 1997 or March 31, 1998. The activity in the allowance for loan losses was as follows:

                                                     For the Three
                                                      Months Ended
                                                        March 31,
                                                 ----------------------
                                                   1998           1997
                                                   ----           ----

           Balance at beginning of period        $298,000        145,000
           Provision charged to earnings           56,000         60,000
           Charge-offs, net of recoveries            -              -
                                                 --------       --------

           Balance at end of period .....        $354,000        205,000
                                                 ========       ========

(3) Earnings Per Common Share. Earnings per share ("EPS") of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. For purposes of calculating diluted EPS, the average book value per share was used because there is no active trading market for the Company's common stock. For 1997 and 1996, outstanding warrants and stock options were not dilutive.

(4) Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at March 31, 1998 of the regulatory capital requirements and the Bank's capital on a percentage basis:

                                                 Ratios of       Regulatory
                                                 the Bank        Requirement
                                                 --------        -----------
Total capital to risk-weighted assets .........   14.38%            8.00%

Tier I capital to risk-weighted assets ........   13.32%            4.00%

Tier I capital to total assets - leverage ratio    7.66%            4.00%

(5) Impact of New Accounting Principle. On January 1, 1998, the Bank adopted Statement ofFinancial Accounting Standards 130 - Reporting Comprehensive Income which establishes standards for reporting comprehensive income. The Standard defines comprehensive income as the change in equity of an enterprise except those resulting from stockholder transactions. All components of comprehensive income are required to be reported in a new financial statement that is displayed with equal prominence as existing financial statements. The Bank has no items of other comprehensive income, therefore a statement of comprehensive income is not presented.

                 CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARY

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations

               Comparison of March 31, 1998 and December 31, 1997

Liquidity and Capital Resources
    The Company's primary source of cash during the three months ended March 31, 1998 was from net deposit inflows of $13,597,739. Cash was used primarily for loan originations and for the purchase of securities. At March 31, 1998, the Company had outstanding commitments to fund existing and new loans of $9.2 million. It is expected that these requirements will be funded from the sources described above. At March 31, 1998, the Bank exceeded its regulatory liquidity requirements.

    The following table shows selected ratios for the periods ended or at the dates indicated:

                                                   Three Months
                                                       Ended         Year Ended
                                                      March 31,     December 31,
                                                        1998            1997
                                                    -----------       ---------
      Average equity as a percentage
      of average assets ............................   12.89%          17.47%

      Equity to total assets at end of period ......   11.82%          15.24%

      Return on average assets (1) .................     .19%            .30%

      Return on average equity (1) .................    1.44%           1.72%

      Noninterest expense to average assets (1) ....    3.53%           3.45%

      Nonperforming loans and foreclosed real estate
      to total assets at end of period .............     NIL             NIL

---------------------------------------

      (1) Annualized for the three months ended March 31, 1998.

                 CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARY

       Comparison of the Three-Month Periods Ended March 31, 1998 and 1997

Results of Operations:

   General. Net earnings for the three months ended March 31, 1998 were $24,201, or $.02 per basic and diluted share, compared to net earnings for the three months ended March 31, 1997 of $5,929, or $.01 per basic and diluted share. Earnings increased primarily because of growth of the Company between March 31, 1997 and March 31, 1998.

   Interest  Income and  Expense.  Interest  income was  $930,878  for the three months ended March 31, 1998 compared to $434,216 for the comparable 1997 period. Interest income earned on loans for the 1998 period was $709,981 compared to $289,388 for the 1997 period. The average loan balance outstanding for the three months ended March 31, 1998 was $29,628,718 with a weighted-average yield of 9.51%. Interest earned on securities for 1998 was $57,806 compared to $32,945 for the 1997 period. For the 1998 period, the average securities portfolio was $3,657,369 with a weighted-average yield of 6.03%. Interest on federal funds sold for the 1998 period totaled $163,091 compared to $111,883 for the 1997 period. The average balance of federal funds sold was $12,043,700 during the 1998 period, with a weighted average yield of 5.42%.

      Interest expense on deposits amounted to $463,467 for the three months ended March 31, 1998 compared to $208,501 for the 1997 period. The average balance for the three months ended March 31, 1998 was $45,083,822 and the weighted average rate was 4.11%.

   Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans and general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision for the three months ended March 31, 1998 was $56,000 and the allowance was $354,000 at March 31, 1998.
      Management believes the allowance at March 31, 1998 is adequate.

   Noninterest Expense. Noninterest expense totaled $460,078 for the three months ended March 31, 1998 compared to $215,184 for the 1997 period. Compensation and benefits was the largest noninterest expense amounting to $223,329 for 1998 compared to $88,539 for 1997. All expenses increased primarily because of the growth of the Company.

   Provision for Income Taxes. The income tax provision for the three months ended March 31, 1998 was $15,000 (an effective rate of 38%) compared to $3,556 for 1997 (an effective rate of 37%).

                 CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARY

                           PART II. OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds

The following sales of shares of Citizens Community Bancorp, Inc. common stock, par value $.01 per share were registered pursuant to the Securities Act of 1933 as amended:

   During the quarter ended March 31, 1998, 41,735 shares were issued to holders of warrants at a purchase price of $4.50 per share. Proceeds were used for general corporate purposes.

Item 6.  Exhibits and Reports on Form 8-K

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

      Exhibit No.                   Description of Exhibit
      -----------                   ----------------------
        *3.1       Amended and Restated Articles of Incorporation of the Company
                   (Registration Statement)
        *3.2       By-laws of the Company (Registration Statement)
        *4.1       Specimen Common Stock Certificate (Registration Statement)
        *4.2       Specimen Warrant Certificate (Registration Statement)
        *4.4       Company's Warrant Plan (Registration Statement)
        22.1       The Company's 1998 Annual Meeting Proxy Statement
        22.2       The Company's 1997 Annual Report for the year ended December
                   31, 1997
        27         Financial Data Schedule (for SEC use only)

(b) Reports on Form 8-K. There were no Form 8-K's filed during the three months ended March 31, 1998.

                 CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARY

                           PART II. OTHER INFORMATION




                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CITIZENS COMMUNITY BANCORP, INC.
                                            (Registrant)





Date:  May 12, 1998            By: /s/ Richard Storm, Jr.
       ------------------         ----------------------------------------------
                                    Richard Storm, Jr., Chairman of the Board
                                            and Chief Executive Officer




Date:  May 12, 1998            By: /s/ Stephen A. McLaughlin
       ------------------         ----------------------------------------------
                                  Stephen A. McLaughlin, Secretary and Treasurer
                                            (Chief Accounting Officer)