Form 10QSB
period 1998-06-30
CITIZENS COMMUNITY BANCORP INC
filed 1998-07-31
CIK 1002214

--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

   X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended June 30, 1998

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

                             650 East Elkcam Circle
                           Marco Island, Florida 34145
         ---------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (941) 389-1800
         ---------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


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

YES  X         NO
    ---

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


Common stock, par value $.01 per share                   3,132,075
--------------------------------------              -------------------
                (class)                          Outstanding at July 28, 1998



--------------------------------------------------------------------------------

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

                                      INDEX


PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements                                            Page

     Condensed Consolidated Balance Sheets -
       June 30, 1998 (unaudited) and December 31, 1997.......................2

     Condensed Consolidated Statements of Earnings -
       Three and Six Months ended June 30, 1998 and 1997 (unaudited).........3

     Condensed Consolidated Statement of Stockholders' Equity -
       Six Months ended June 30, 1998 (unaudited)............................4

     Condensed Consolidated Statements of Cash Flows -
       Six Months ended June 30, 1998 and 1997 (unaudited)...................5

     Notes to Condensed Consolidated Financial Statements (unaudited)......6-7

   Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations............................................8-10

PART II. OTHER INFORMATION

   Item 2.  Changes in Securities and Use of Proceeds.......................11

   Item 4.  Submission of Matters to a Vote of Security Holders.............11

   Item 6.  Exhibits and Reports on Form 8-K................................12

SIGNATURES..................................................................13

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets

                                                                                           June 30,        December 31,
    Assets                                                                                 1998             1997
                                                                                           ----             ----
                                                                                          (unaudited)

Cash and due from banks...........................................................       $  3,504,355        3,153,577
Federal funds sold................................................................         11,640,000        9,057,000
                                                                                           ----------      -----------

            Cash and cash equivalents.............................................         15,144,355       12,210,577

Securities held to maturity.......................................................         10,500,001        2,498,614
Restricted securities, Federal Home Loan Bank stock...............................            127,100           -
Loans, net of allowance for loan losses of $369,000
    and $298,000..................................................................         34,255,543       26,420,149
Premises and equipment, net.......................................................          3,443,509        2,845,997
Accrued interest receivable and other assets......................................            531,664          308,152
Deferred income taxes.............................................................            104,625          138,043
                                                                                          -----------     ------------

            Total assets..........................................................       $ 64,106,797       44,421,532
                                                                                           ==========       ==========


    Liabilities and Stockholders' Equity

Liabilities:
    Demand deposits...............................................................          3,926,825        3,153,135
    Savings and NOW deposits......................................................         24,785,046       16,300,813
    Money-market deposits.........................................................          1,734,697        1,302,296
    Time deposits.................................................................         19,455,961       16,182,123
                                                                                           ----------       ----------

            Total deposits........................................................         49,902,529       36,938,367

    Official checks...............................................................            730,556          473,521
    Accrued expenses and other liabilities........................................            216,076          238,886
                                                                                          -----------     ------------

            Total liabilities.....................................................         50,849,161       37,650,774
                                                                                           ----------       ----------

Stockholders' Equity:
    Preferred stock, $.01 value, 2,000,000 shares authorized,
        none issued or outstanding................................................             -                -
    Common stock, $.01 par value, 8,000,000 shares
        authorized and 2,684,637 and 1,571,624 shares
        issued and outstanding....................................................             26,846           15,716
    Additional paid-in capital....................................................         13,391,699        7,010,515
    Accumulated deficit...........................................................           (160,909)        (255,473)
                                                                                          -----------      -----------

            Total stockholders' equity............................................         13,257,636        6,770,758
                                                                                           ----------       ----------

            Total liabilities and stockholders' equity............................       $ 64,106,797       44,421,532
                                                                                           ==========       ==========



See Accompanying Notes to Condensed Consolidated Financial Statements.

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

                  Condensed Consolidated Statements of Earnings


                                                                   Three Months Ended            Six Months Ended
                                                                        June 30,                     June 30,
                                                                  -----------------------     ----------------------
                                                                  1998          1997          1998             1997
                                                                  ----          ----          ----             ----
                                                                         (unaudited)                  (unaudited)
Interest income:
    Loans   ..............................................   $    771,079       426,922     1,481,060         738,078
    Securities............................................        158,711        36,020       216,517          68,966
    Other interest-earning assets.........................        144,925       126,104       308,016         237,987
                                                               ----------       -------     ---------       ---------

            Total interest income.........................      1,074,715       589,046     2,005,593       1,045,031
                                                                ---------       -------     ---------       ---------

Interest expense:
    Deposits..............................................        533,556       263,876       997,023         472,377
    Mortgages.............................................         -               -           -                9,573
                                                           --------------    ---------- -------------      ----------

            Total interest expense........................        533,556       263,876       997,023         481,950
                                                               ----------       -------     ---------       ---------

Net interest income.......................................        541,159       325,170     1,008,570         563,081

            Provision for loan losses.....................         15,000        42,000        71,000         102,000
                                                              -----------      --------    ----------       ---------

Net interest income after provision for loan losses.......        526,159       283,170       937,570         461,081
                                                               ----------       -------    ----------       ---------

Noninterest income:
    Other service charges and fees........................         59,613        41,804       111,036          75,893
    Other   ..............................................         40,203        22,217        76,647          56,654
                                                               ----------      --------    ----------       ---------

            Total noninterest income......................         99,816        64,021       187,683         132,547
                                                               ----------       -------     ---------       ---------

Noninterest expense:
    Salaries and employee benefits........................        242,697       129,341       466,026         239,647
    Occupancy and equipment...............................         83,197        36,728       166,947          74,425
    Professional fees.....................................          8,180        20,821        11,114          23,821
    Other   ..............................................        186,613       130,025       336,806         215,974
                                                               ----------       -------    ----------       ---------

            Total noninterest expense.....................        520,687       316,915       980,893         553,867
                                                               ----------       -------    ----------       ---------

Earnings before income taxes..............................        105,288        30,276       144,360          39,761

            Income taxes..................................         34,796        11,400        49,796          14,900
                                                               ----------       -------    ----------       ---------

Net earnings..............................................   $     70,492        18,876        94,564          24,861
                                                               ==========       =======    ==========       =========

Earnings per share:
    Basic   .............................................. $          .04           .02           .06             .03
                                                             ============     =========  ============     ===========

    Diluted............................................... $          .04           .02           .05             .03
                                                             ============     =========  ============     ===========

Weighted-average number of shares outstanding:
    Basic   ..............................................      1,845,558       772,800     1,714,094         756,079
                                                                =========       =======     =========       =========

    Diluted...............................................      1,897,089       772,800     1,765,497         756,079
                                                                =========       =======     =========        ========

Dividends per share.......................................$        -               -            -                -
                                                            =============    ==========     =========       =========


See Accompanying Notes to Condensed Consolidated Financial Statements.

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

            Condensed Consolidated Statement of Stockholders' Equity

                      Six-Month Period Ended June 30, 1998


                                                                Common Stock
                                                          -----------------------     Additional                     Total
                                                          Number of                   Paid-In      Accumulated  Stockholders'
                                                           Shares          Amount     Capital      Deficit         Equity
                                                           ------          ------     -------      -------         ------

Balance at December 31, 1997.......................       1,571,624       $ 15,716    7,010,515       (255,473)     6,770,758

Issuance of common stock shares to holders of
         warrants at $4.50 (unaudited).............         625,513          6,255    2,808,553          -          2,814,808

Issuance of common stock shares at $7.50,
         net of stock offering costs of
         $78,744 (unaudited).......................         487,500          4,875    3,572,631          -          3,577,506

Net earnings for the six months ended June
         30, 1998 (unaudited)......................                -         -              -           94,564         94,564
                                                           ---------------------------------------     -------    -----------

Balance at June 30, 1998 (unaudited)...............       2,684,637       $ 26,846   13,391,699       (160,909)    13,257,636
                                                          =========         ======   ==========        =======     ==========



See Accompanying Notes to Condensed Consolidated Financial Statements.

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

                                                                                               Six Months Ended
                                                                                                     June 30,
                                                                                               ----------------

                                                                                             1998             1997
                                                                                             ----             ----
                                                                                                   (unaudited)
Cash flows from operating activities:
    Net earnings......................................................................$       94,564           24,861
    Adjustments to reconcile net earnings to net cash
      provided by operating activities:
        Depreciation..................................................................       71,374            36,682
        Provision for loan losses.....................................................       71,000           102,000
        Provision for deferred income taxes...........................................       33,418            14,900
        Net amortization of loan fees, premiums and discounts.........................       55,737            18,527
        Increase in accrued interest receivable and other assets......................     (223,512)          (79,050)
        (Decrease) increase in accrued interest payable and other liabilities.........      (22,810)           37,002
                                                                                       ------------       -----------

                Net cash provided by operating activities.............................       79,771           154,922
                                                                                       ------------        ----------

Cash flows from investing activities:
    Purchase of securities held to maturity...........................................   (8,500,000)         (750,000)
    Maturities of securities held to maturity.........................................      500,000           500,000
    Purchase of restricted securities, Federal Home Loan Bank stock...................     (127,100)           -
    Net increase in loans.............................................................   (7,963,518)       (7,756,820)
    Purchase of premises and equipment................................................     (668,886)         (511,224)
                                                                                        -----------        ----------

                Net cash used in investing activities.................................  (16,759,504)       (8,518,044)
                                                                                         ----------         ---------

Cash flows from financing activities:
    Net increase in noninterest-bearing demand,
        savings and NOW deposits......................................................    9,690,324         4,693,225
    Net increase in time deposits.....................................................    3,273,838         2,645,409
    Net increase (decrease) in official checks........................................      257,035          (460,703)
    Payment of stock offering costs...................................................      (78,744)           -
    Sale of common stock..............................................................    6,471,058           586,710
    Payment of mortgage payable.......................................................         -             (525,000)
                                                                                      ---------------      ----------

                Net cash provided by financing activities.............................   19,613,511         6,939,641
                                                                                         ----------         ---------

Net increase (decrease) in cash and cash equivalents..................................    2,933,778        (1,423,481)

Cash and cash equivalents at beginning of period......................................   12,210,577         8,041,777
                                                                                         ----------         ---------

Cash and cash equivalents at end of period............................................ $ 15,144,355         6,618,296
                                                                                         ==========         =========

Supplemental  disclosure of cash flow  information-  Cash paid during the period for:
        Interest......................................................................$      963,207          464,128
                                                                                        ============        =========

        Income taxes..................................................................$           -            -
                                                                                        ============        =========


See Accompanying Notes to Condensed Consolidated Financial Statements.

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (unaudited)


(1)  General.  In the  opinion of the  management,  the  accompanying  condensed consolidated financial statements of Citizens Community Bancorp, Inc. and Subsidiaries (the "Company") contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 1998, and the results of operations for the three-month and six-month periods ended June 30, 1998 and 1997 and the cash flows for the six-month periods ended June 30, 1998 and 1997. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

(2) Loan  Impairment and Credit Losses.  No loans were identified as impaired at
            June 30, 1998 or June 30, 1997. The activity in the allowance for loan losses was as follows:

                                                         For the Six
                                                        Months Ended
                                                           June 30,
                                                    1998              1997
                                                    ----              ----

    Balance at beginning of period...........    $ 298,000           145,000
    Provision charged to earnings............       71,000           102,000
    Charge-offs, net of recoveries...........       -                 -
                                                 ---------           -------

    Balance at end of period.................    $ 369,000           247,000
                                                   =======           =======

(3)  Earnings  Per Share.  Earnings  per share  ("EPS") of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. Prior to the public stock offering in April, 1998, there was no public market for the Company's common stock. Therefore in 1997 the stock book value was used for purposes of calculating dilution. For purposes of calculating diluted EPS the $7.50 stock offering price is assumed to be the market price for the three and six months ended June 30, 1998. For the three and six months ended June 30, 1998 outstanding options are considered dilutive securities for purposes of calculating diluted EPS which is computed using the treasury stock method. The following table presents the calculations of EPS ($ in thousands, except per share amounts).

                                                              For the Three Months Ended June 30,
                                                              -----------------------------------
                                                         1998                                    1997
                                     -------------------------------------     ---------------------------------------
                                      Earnings     Shares        Per Share      Earnings        Shares      Per Share
                                     (Numerator)   (Denominator)    Amount     (Numerator)   (Denominator)     Amount
                                     -----------   -------------    ------     -----------   -------------     ------
        Basic EPS:
            Net earnings available
              to common
              stockholders                  $ 70       1,845,558     $ .04            $ 19         772,800      $ .02
                                                                       ===                                        ===

        Effect of dilutive
          securities-
            Incremental shares from
              assumed conversion
              of options                                  51,531                                    -
                                                       ---------                              -------

        Diluted EPS:
            Net earnings available
              to common stockholders
              and assumed conversions       $ 70       1,897,089     $ .04            $ 19         772,800      $ .02
                                              ==       =========       ===              ==         =======        ===
                                                                                                            (continued)

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (unaudited)


(3)     Earnings Per Share, Continued.


                                                              For the Three Months Ended June 30,
                                                              -----------------------------------
                                                         1998                                    1997
                                     -------------------------------------     ---------------------------------------
                                      Earnings     Shares        Per Share      Earnings        Shares      Per Share
                                     (Numerator)   (Denominator)    Amount     (Numerator)   (Denominator)     Amount
                                     -----------   -------------    ------     -----------   -------------     ------
        Basic EPS:
            Net earnings available
              to common
              stockholders                  $ 95       1,714,094     $ .06            $ 25         756,079      $ .03
                                                                       ===                                        ===

        Effect of dilutive
          securities-
            Incremental shares from
              assumed conversion
              of options                                  51,403                                     -
                                                      ----------                                ------

        Diluted EPS:
            Net earnings available
              to common stockholders
              and assumed conversions       $ 95       1,765,497     $ .05            $ 25         756,079      $ .03
                                              ==       =========       ===              ==         =======        ===

(4)  Regulatory  Capital.  The Bank is  required  to  maintain  certain  minimum regulatory capital requirements. The following is a summary at June 30, 1998 of the regulatory capital requirements and the Bank's capital on a percentage basis:

                                                      Ratios of     Regulatory
                                                       the Bank     Requirement
                                                       --------     -----------

   Total capital to risk-weighted assets                13.45%           8.00%

   Tier I capital to risk-weighted assets               12.43%           4.00%

   Tier I capital to total assets - leverage ratio       7.17%           4.00%

(5) Impact of New Accounting Principle.  On January 1, 1998, the Company adopted
            Statement  of  Financial   Accounting   Standards  130  -  Reporting
            Comprehensive Income which establishes standards for reporting comprehensive income. The Standard defines comprehensive income as the change in equity of an enterprise except those resulting from stockholder transactions. All components of comprehensive income are required to be reported in a new financial statement that is displayed with equal prominence as existing financial statements. The Company has no items of other comprehensive income, therefore a statement of comprehensive income is not presented.

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations

                Comparison of June 30, 1998 and December 31, 1997

Liquidity and Capital Resources
    The Company's primary source of cash during the six months ended June 30, 1998 was from net deposit inflows and proceeds from the sale of its common stock. Cash was used primarily for loan originations and for the purchase of securities. At June 30, 1998, the Company had outstanding commitments to fund existing and new loans of $5,900,000. It is expected that these requirements will be funded from the sources described above. At June 30, 1998, the Bank exceeded its regulatory liquidity requirements.

    The following table shows selected ratios for the periods ended or at the dates indicated:

                                                                                            Six Months
                                                                                   Ended           Year Ended
                                                                                  June 30,        December 31,
                                                                                   1998               1997
                                                                              --------------       ---------
        Average equity as a percentage
           of average assets...............................................         13.29%           17.47%

        Equity to total assets at end of period............................         20.68%           15.24%

        Return on average assets (1).......................................           .37%             .30%

        Return on average equity (1).......................................          2.75%            1.72%

        Noninterest expense to average assets (1)..........................          3.80%            3.45%

        Nonperforming loans and foreclosed real estate to
           total assets at end of period...................................           NIL              NIL

-----------------------

        (1)  Annualized for the six months ended June 30, 1998.

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

       Comparison of the Three-Month Periods Ended June 30, 1998 and 1997

Results of Operations:

   General. Net earnings for the three months ended June 30, 1998 were $70,500 or $.04 basic and diluted earnings per share compared to net earnings of $18,900 or $.02 basic and diluted earnings per share for the three months ended June 30, 1997. This increase in the Company's net earnings was primarily due to an increase in net interest income, and a decrease in the provision for loan loss partially offset by an increase in noninterest expense due to the overall growth of the Company.

   Interest Income and Expense. Interest income increased by $485,700 from $589,000 for the three months ended June 30, 1997 to $1,074,700 for the three months ended June 30, 1998. Interest income on loans increased $344,200 to $771,100 due primarily to an increase in the average loan portfolio balance for the three months ended June 30, 1998. Interest on securities increased to $158,700 due primarily to an increase in the average securities portfolio during the three months ended June 30, 1998. Interest on other interest-earning assets increased to $144,000 due to a increase in the average balance of such assets from 1997 to 1998.

      Interest expense on deposit accounts increased to $533,600 for the three months ended June 30, 1998 from $263,900 for the three months ended June 30, 1997. Interest expense increased primarily because of an increase in the average balance from 1997 to 1998.

   Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision for the three months ended June 30, 1998 and 1997 was $15,000 and $42,000, respectively. Management believes the balance in the allowance for loan losses of $369,000 at June 30, 1998 is adequate.

   Noninterest Expense. Total noninterest expense increased $203,800 to $520,700 for the three months ended June 30, 1998 from $316,900 for the three months ended June 30, 1997, primarily due to an increase in employee compensation and benefits of $113,400 as well as an increase in other noninterest expense of $56,600 due to the overall growth of the Company.

   Provision for Income Taxes. The income tax provision for the three months ended June 30, 1998 was $34,800 (an effective rate of 33.1%) compared to $11,400 (an effective rate of 37.7%) for the comparable 1997 period.

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

        Comparison of the Six-Month Periods Ended June 30, 1998 and 1997


Results of Operations:

   General. Net earnings for the six months ended June 30, 1998 were $94,600 or $.06 basic earnings per share ($.05 diluted earnings per share) compared to $24,900 or $.03 basic and diluted earnings per share for the six months ended June 30, 1997. This increase in the Company's net earnings was primarily due to an increase in net interest income, partially offset by an increase in noninterest expenses.

   Interest Income and Expense. Interest income increased by $960,600 from $1,045,000 for the six months ended June 30, 1997 to $2,005,600 for the six months ended June 30, 1998. Interest income on loans increased
      $743,000 to $1,481,000 due primarily to an increase in the average loan portfolio balance for the six months ended June 30, 1998. Interest on securities increased $147,600 to $216,500 due primarily to an increase in the average securities portfolio during the six months ended June 30, 1998. Interest on other interest-earning assets increased $70,000 to $308,000 primarily due to an increase in the average balance of these assets from 1997 to 1998.

      Interest expense on deposit accounts increased to $997,000 for the six months ended June 30, 1998 from $472,400 for the six months ended June 30, 1997. Interest expense increased primarily because of an increase in the average balance from 1997 to 1998.

   Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision decreased from $102,000 for the six months ended June 30, 1997 to $71,000 for the six months ended June 30, 1998.

   Noninterest Expense. Total noninterest expense increased $427,000 to $980,900 for the six months ended June 30, 1998 from $553,900 for the six months ended June 30, 1997, primarily due to an increase in employee compensation and benefits of $226,400, and an increase in other noninterest expense of $120,100 both due to the overall growth of the Company during 1998.

   Provision for Income Taxes. The income tax provision for the six months ended
      June 30, 1998 was $49,800 (an effective rate of 34.5%) compared to $14,900 (an effective rate of 37.5%) for the comparable 1997 period.

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds

The Company commenced its initial public offering of common stock on December 7, 1995 which was the effective date of the Securities Act registration statement, File No. 33-98090, filed in connection therewith. The offering was a continuous offering made under Rule 415 whereby the Company offered up to 1,105,000 shares of common stock for an aggregate of $9,945,000. The Company was committed to issue up to 335,000 shares pursuant to 670,000 warrants issued during the initial offering period. On December 15, 1997 the Company declared a two-for-one stock split resulting in the warrant shares being adjusted upward to 670,000 shares. During the quarter ended June 30, 1998, 583,897 shares were issued to holders of warrants at a purchase price of $4.50 per share. The warrant exercise period expired during the quarter ended June 30, 1998 with 86,103 shares subject to sale remaining unsold.

No additional offering expenses were incurred and proceeds were used for general corporate purposes.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders (the "Annual Meeting") of the Company, was held on April 30, 1998, to consider the election of four directors with various terms, the directors stock option plan, the amendment to the incentive stock option plan and the ratification of the appointment of the Company's independent auditors for the year ending December 31, 1998.

At the Annual Meeting, 1,070,120 shares were present in person or by proxy. The following is a summary and tabulation of the matters that were voted upon at the Annual Meeting:

Proposal I.

The election of directors:
                                                           For            Against       Abstain          Term
                                                           ---            -------       -------          ----

       Thomas B. Garrison                                1,068,320           -            1,800       3 years
       Louis J. Smith                                    1,054,120           -            1,600       3 years
       Dennis J. Lynch                                   1,068,320           -            1,800       3 years
       John J. Wolf                                      1,068,320           -            1,800       1 years

Proposal II:

The approval of the Company 1998 Directors Stock Option Plan:

                                                            For           Against       Abstain       Nonvote
                                                            ---           -------       -------       -------

                                                           927,658         60,140         8,525        73,800
                                                           =======         ======         =====        ======

Proposal III:

The approval of the amendment to the Company's 1996 Incentive Stock Option Plan:

                                                            For           Against       Abstain       Nonvote
                                                            ---           -------       -------       -------

                                                           936,280         55,740         4,300        73,800
                                                           =======         ======         =====        ======

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders, Continued

Proposal IV:

To ratify the appointment of the Company's independent auditors for the year ending December 31, 1998:

                                 For         Against        Abstain
                                 ---         -------        -------

                             1,034,120       14,800         21,200
                             =========       ======         ======

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

   Exhibit No.                   Description of Exhibit
   -----------                   ----------------------

     *3.1      Amended and Restated Articles of Incorporation of the Company
               (Registration Statement)
     *3.2      By-laws of the Company (Registration Statement)
     *4.1      Specimen Common Stock Certificate (Registration Statement)
     *4.2      Specimen Warrant Certificate (Registration Statement)
     *4.4      Company's Warrant Plan (Registration Statement)
     10.1      1996 Incentive Stock Option Plan
     10.2      Company's 1998 Directors Stock Option Plan
     27        Financial Data Schedule (for SEC use only)

(b) Reports on Form 8-K. The Company filed a Form 8-K during the three months ended June 30, 1998 stating that the Company's unexercised warrants issued during the initial public offering had expired.

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION




                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            CITIZENS COMMUNITY BANCORP, INC.
                                                       (Registrant)





Date:        , 1998                         By:     /s/ Richard Storm, Jr.
        -----------------------                     -----------------------
                                                        Richard Storm, Jr.,
                                                        Chairman of the Board
                                                    and Chief Executive Officer




Date:        , 1998                        By:     /s/ Stephen A. McLaughlin
        -----------------------                    --------------------------
                                                       Stephen A. McLaughlin,
                                                       Secretary and Treasurer
                                                      (Chief Accounting Officer)