Form 10QSB
period 1998-09-30
CITIZENS COMMUNITY BANCORP INC
filed 1998-11-03
CIK 1002214

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

 X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1998

     Transition report under Section 13 or 15(d) of the Exchange Act

     For the transition period from  _____________  to  _____________

     Commission file number 33-98090

                        CITIZENS COMMUNITY BANCORP, INC.
       (Exact Name of Small Business Issuer as Specified in Its Charter)

        Florida                                            65-0614044
(State or Other Jurisdiction                             (I.R.S. Employer
of Incorporation or Organization)                       Identification No.)

                             650 East Elkcam Circle
                           Marco Island, Florida 34145
                    (Address of Principal Executive Offices)

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

YES  X    NO

 State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


Common stock, par value $.01 per share                      3,197,137
--------------------------------------           -------------------------------
                (class)                          Outstanding at October 10, 1998

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                                      INDEX


PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements                                       Page

   Condensed Consolidated Balance Sheets -
    September 30, 1998 (unaudited) and December 31, 1997 . . . . . . . .2

   Condensed Consolidated Statements of Earnings -
    Three and Nine Months ended September 30, 1998 and 1997 (unaudited).3

   Condensed Consolidated Statement of Stockholders' Equity -
    Nine Months ended September 30, 1998 (unaudited) . . . . . . . . . .4

   Condensed Consolidated Statements of Cash Flows -
    Nine Months ended September 30, 1998 and 1997 (unaudited). . . . . .5

   Notes to Condensed Consolidated Financial Statements (unaudited). .6-7

  Item 2. Management's Discussion and Analysis of Financial Condition
   and Results of Operations . . . . . . . . . . . . . . . . . . . . 8-11

PART II. OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . 12

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets


                                                       September 30,              December 31,
                                                       -------------              ------------
 Assets                                                     1998                     1997
 ------                                                     ----                     ----
                                                       (unaudited)

Cash and due from banks. . . . . . . . . . . . . . . . $  3,215,944               3,153,577
Federal funds sold . . . . . . . . . . . . . . . . . .    4,097,000               9,057,000
Interest-bearing deposits. . . . . . . . . . . . . . .    7,257,334                  -
                                                       ------------              ----------

      Cash and cash equivalents. . . . . . . . . . . .   14,570,278              12,210,577

Securities held to maturity. . . . . . . . . . . . . .    8,000,000               2,498,614
Restricted securities, Federal Home Loan Bank stock. .      127,100                  -
Loans, net of allowance for loan losses of $405,500
 and $298,000. . . . . . . . . . . . . . . . . . . . .   38,990,322              26,420,149
Premises and equipment, net. . . . . . . . . . . . . .    3,564,939               2,845,997
Accrued interest receivable and other assets . . . . .      436,236                 308,152
Deferred income taxes. . . . . . . . . . . . . . . . .       24,462                 138,043
                                                       ------------              ----------

      Total assets . . . . . . . . . . . . . . . . . . $ 65,713,337              44,421,532
                                                       ============              ==========


 Liabilities and Stockholders' Equity

Liabilities:
 Demand deposits . . . . . . . . . . . . . . . . . . .    2,599,484               3,153,135
 Savings and NOW deposits. . . . . . . . . . . . . . .   21,706,610              16,300,813
 Money-market deposits . . . . . . . . . . . . . . . .    3,365,474               1,302,296
 Time deposits . . . . . . . . . . . . . . . . . . . .   19,344,737              16,182,123
                                                       ------------              ----------

      Total deposits . . . . . . . . . . . . . . . . .   47,016,305              36,938,367

 Official checks . . . . . . . . . . . . . . . . . . .    1,194,221                 473,521
 Accrued expenses and other liabilities. . . . . . . .      296,251                 238,886
                                                       ------------              ----------

      Total liabilities. . . . . . . . . . . . . . . .   48,506,777              37,650,774
                                                       ------------              ----------

Stockholders' Equity:
 Preferred stock, $.01 value, 2,000,000 shares authorized,
   none issued or outstanding. . . . . . . . . . . . .       -                       -
 Common stock, $.01 par value, 8,000,000 shares
   authorized and 3,197,137 and 1,571,624 shares
   issued and outstanding. . . . . . . . . . . . . . .       31,971                  15,716
 Additional paid-in capital. . . . . . . . . . . . . .   17,232,324               7,010,515
 Accumulated deficit . . . . . . . . . . . . . . . . .      (57,735)               (255,473)
                                                       ------------              ----------

      Total stockholders' equity . . . . . . . . . . .   17,206,500               6,770,758
                                                       ------------              ----------

      Total liabilities and stockholders' equity . . . $ 65,713,337              44,421,532
                                                       ============              ==========

See Accompanying Notes to Condensed Consolidated Financial Statements.

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

                  Condensed Consolidated Statements of Earnings


                                                     Three Months Ended        Nine Months Ended
                                                        September 30,            September 30,
                                                        -------------            -------------
                                                     1998          1997       1998          1997
                                                     ----          ----       ----          ----
                                                         (unaudited)             (unaudited)
Interest income:
 Loans                                           $  791,158      554,568    2,272,218    1,292,646
 Securities                                         159,568       34,307      376,085      103,273
 Other interest-earning assets                      190,721      106,905      498,737      344,892
                                                  ---------    ---------    ---------    ---------

   Total interest income                          1,141,447      695,780    3,147,040    1,740,811
                                                  ---------    ---------    ---------    ---------

Interest expense:
 Deposits                                           527,604      344,692    1,524,627      817,069
 Mortgages                                             --           --           --          9,573
                                                  ---------    ---------    ---------    ---------

   Total interest expense                           527,604      344,692    1,524,627      826,642

Net interest income                                 613,843      351,088    1,622,413      914,169

   Provision for loan losses                         36,500       36,000      107,500      138,000
                                                  ---------    ---------    ---------    ---------

Net interest income after provision for
 loan losses                                        577,343      315,088    1,514,913      776,169
                                                  ---------    ---------    ---------    ---------

Noninterest income:
 Other service charges and fees                      74,112       39,383      185,148      115,276
 Net gain from sale of loans                           --         36,044         --         36,044
 Other                                               43,346       21,270      119,994       77,924
                                                  ---------    ---------    ---------    ---------

   Total noninterest income                         117,458       96,697      305,142      229,244
                                                  ---------    ---------    ---------    ---------

Noninterest expense:
 Salaries and employee benefits                     283,753      188,115      749,779      427,762
 Occupancy and equipment                            107,074       75,098      274,021      149,523
 Professional fees                                   14,582        1,279       25,696       25,100
 Other                                              124,516       90,492      461,322      306,466
                                                  ---------    ---------    ---------    ---------

   Total noninterest expense                        529,925      354,984    1,510,818      908,851
                                                  ---------    ---------    ---------    ---------

Earnings before income taxes                        164,876       56,801      309,237       96,562

   Income taxes                                      61,703       22,662      111,499       37,562
                                                  ---------    ---------    ---------    ---------

Net earnings                                     $  103,173       34,139      197,738       59,000
                                                  =========    =========    =========    =========

Earnings per share:
 Basic                                           $      .03          .02          .07          .04
                                                  =========    =========    =========    =========

 Diluted                                         $      .03          .02          .07          .04
                                                  =========    =========    =========    =========

Weighted-average number of shares outstanding:
 Basic                                            2,952,784    1,547,502    2,775,334    1,529,678
                                                  =========    =========    =========    =========

 Diluted                                          2,992,460    1,547,502    2,833,941    1,529,678
                                                  =========    =========    =========    =========

Dividends per share                              $     --           --           --           --
                                                  =========    =========    =========    =========


See Accompanying Notes to Condensed Consolidated Financial Statements.

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

            Condensed Consolidated Statement of Stockholders' Equity

                   Nine-Month Period Ended September 30, 1998




                                                          Common Stock
                                                     ----------------------      Additional                 Total
                                                     Number of                   Paid-In     Accumulated Stockholders'
                                                       Shares        Amount      Capital       Deficit      Equity
                                                       ------        ------      -------       -------      ------

Balance at December 31, 1997 .....................    1,571,624   $   15,716    7,010,515     (255,473)    6,770,758

Issuance of common stock shares to holders of
  warrants at $4.50 (unaudited)...................      625,513        6,255    2,808,553         --       2,814,808

Issuance of common stock shares at $7.50,
  net of stock offering costs(unaudited) .........    1,000,000       10,000    7,413,256         --       7,423,256

Net earnings for the nine months ended September
  30, 1998 (unaudited) ...........................         --           --           --        197,738       197,738
                                                      ---------   ----------   ----------      -------    ----------

Balance at September 30, 1998 (unaudited)  .......    3,197,137   $   31,971   17,232,324      (57,735)   17,206,560
                                                      =========   ==========   ==========      =======    ==========





























See Accompanying Notes to Condensed Consolidated Financial Statements.

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows


                                                                                           Nine Months Ended
                                                                                              September 30,
                                                                                              -------------
                                                                                         1998             1997
                                                                                         ----             ----
                                                                                              (unaudited)
Cash flows from operating activities:
       Net earnings                                                                $    197,738          59,000
       Adjustments to reconcile net earnings to net cash
         provided by operating activities:
         Depreciation                                                                   107,950          69,327
         Provision for loan losses                                                      107,500         138,000
         Provision for deferred income taxes                                            113,581          37,562
         Net amortization of loan fees, premiums and discounts                           85,665          46,482
         Increase in accrued interest receivable and other assets                      (128,084)       (116,550)
         Increase in accrued interest payable and
           other liabilities                                                             57,365          90,685
                                                                                   ------------      ----------

            Net cash provided by operating activities                                   541,715         324,506
                                                                                   ============      ==========

Cash flows from investing activities:
       Purchase of securities held to maturity                                       (8,500,000)     (1,000,000)
       Maturities of securities held to maturity                                      2,999,806         756,065
       Purchase of restricted securities, Federal Home Loan
         Bank stock                                                                    (127,100)           --
       Net increase in loans                                                        (12,764,530)    (12,435,799)
       Purchase of premises and equipment                                              (826,892)       (618,757)
                                                                                   ------------      ----------

            Net cash used in investing activities                                   (19,218,716)    (13,298,491)
                                                                                   ------------      ----------

Cash flows from financing activities:
       Net increase in noninterest-bearing demand,
         savings and NOW deposits                                                     6,915,324       6,413,184
       Net increase in time deposits                                                  3,162,614       9,566,966
       Net increase (decrease) in official checks                                       720,700        (453,882)
       Payment of stock offering costs                                                  (76,745)           --
       Sale of common stock                                                          10,314,809         634,518
       Payment of mortgage payable                                                         --          (525,000)

                                                                                   ============      ==========

            Net cash provided by financing activities                                21,036,702      15,635,786
                                                                                   ============      ==========

Net increase in cash and cash equivalents                                             2,359,701       2,661,801

Cash and cash equivalents at beginning of period                                     12,210,577       8,041,777
                                                                                   ------------      ----------

Cash and cash equivalents at end of period                                         $ 14,570,278      10,703,578
                                                                                   ============      ==========

Supplemental  disclosure of cash flow  information:  Cash paid during the period for:
         Interest                                                                  $  1,466,382         740,458
                                                                                   ============      ==========

         Income taxes                                                              $       --              --
                                                                                   ============      ==========



See Accompanying Notes to Condensed Consolidated Financial Statements.

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

  Notes to Condensed Consolidated Financial Statements (unaudited)

(1) General. In the opinion of the management, the accompanying condensed consolidated financial statements of Citizens Community Bancorp, Inc. and Subsidiaries (the "Company") contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 1998, and the results of operations for the three-month and nine-month periods ended September 30, 1998 and 1997 and the cash flows for the nine-month periods ended
         September 30, 1998 and 1997. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

(2) Loan Impairment and Credit Losses. No loans were identified as impaired at September 30, 1998 or September 30, 1997. The activity in the allowance for loan losses was as follows:

                                                 For the Three         For the Nine
                                                 Months Ended          Months Ended
                                                 September 30,         September 30,
                                                 -------------         -------------
                                                1998       1997       1998       1997
                                                ----       ----       ----       ----
                                                  (Unaudited)           (Unaudited)

Balance at beginning of period                $369,000    247,000    298,000    145,000
Provision charged to earnings                   36,500     36,000    107,500    138,000
Charge-offs, net of recoveries                    --         --         --         --
                                              --------    -------    -------    -------

Balance at end of period                      $405,500    283,000    405,500    283,000
                                              ========    =======    =======    =======

(3) Earnings Per Share. Earnings per share ("EPS") of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. Prior to the public stock offering in April, 1998, there was no public market for the Company's common stock. Therefore in 1997 the stock book value was used for purposes of calculating dilution. There was not active trading market for the Company's common stock during 1998, therefore, for purposes of calculating diluted EPS the $7.50 stock offering price is assumed to be the market price for the three and nine months ended September 30, 1998. For the three and nine months ended September 30, 1998 outstanding options are considered dilutive securities for purposes of calculating diluted EPS which is computed using the treasury stock method. All per share amounts reflect the 2 for 1 stock split effective December 15, 1997. The following table presents the calculations of EPS ($ in thousands, except per share amounts).

                                                                    For the Three Months Ended September 30,
                                              ----------------------------------------------------------------------------------
                                                               1998                                        1997
                                              ----------------------------------------  ----------------------------------------
                                               Earnings       Shares         Per Share     Earnings       Shares       Per Share
                                              (Numerator)     (Denominator)     Amount    (Numerator)  (Denominator)    Amount
                                              -----------     -------------     ------    -----------  -------------    ------
         Basic EPS:
    Net earnings available
    to common stockholders                   $     103           2,952,784    $   .03       $ 34         1,547,502      $ .02
                                                                              =======                                   =====
Effect of dilutive securities-
    Incremental shares from
    assumed conversion
    of options                                                      39,676                                   --
                                                                    ------                             ------------

Diluted EPS:
    Net earnings available
    to common stockholders
    and assumed conversions                  $     103           2,992,460   $   .03                 $ 341,547,502      $ .02
                                             =========           =========   =======                 =============      =====


                                                                     (continued)

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (unaudited)


(3)    Earnings Per Share, Continued.


                                                                    For the Nine Months Ended September 30,
                                              ----------------------------------------------------------------------------------
                                                               1998                                        1997
                                              ----------------------------------------  ----------------------------------------
                                               Earnings       Shares         Per Share     Earnings       Shares       Per Share
                                              (Numerator)     (Denominator)     Amount    (Numerator)  (Denominator)    Amount
                                              -----------     -------------     ------    -----------  -------------    ------
         Basic EPS:
    Net earnings available
    to common stockholders                   $     198           2,775,334    $   .07       $ 59         1,529,678      $ .04
                                                                              =======                                   =====
Effect of dilutive securities-
    Incremental shares from
    assumed conversion
    of options                                                      58,607                                   --
                                                                    ------                             ------------

Diluted EPS:
    Net earnings available
    to common stockholders
    and assumed conversions                  $     198           2,833,941   $   .07        $59      $   1,529,678      $ .04
                                             =========           =========   =======                 =============      =====

(4) Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at September 30, 1998 of the regulatory capital requirements and the Bank's capital on a percentage basis:

                                                       Ratios of     Regulatory
                                                        the Bank     Requirement

    Total capital to risk-weighted assets               16.15%          8.00%

    Tier I capital to risk-weighted assets              14.11%          4.00%

    Tier I capital to total assets - leverage ratio      7.89%          4.00%

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

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations

             Comparison of September 30, 1998 and December 31, 1997

Liquidity and Capital Resources
       The Company's primary source of cash during the nine months ended September 30, 1998 was from net deposit inflows and proceeds from the sale of its common stock. Cash was used primarily for loan originations and for the purchase of securities. At September 30, 1998, the Company had outstanding commitments to fund existing and new loans of $8,171,000. It is expected that these requirements will be funded from the sources described above. At September 30, 1998, the Bank exceeded its regulatory liquidity requirements.

       The following table shows selected ratios for the periods ended or at the dates indicated:

                                                    Nine Months
                                                        Ended       Year Ended
                                                    September 30,   December 31,
                                                         1998          1997
                                                    -------------   ------------
Average equity as a percentage
  of average assets  . . . . . . . . . . . . . . . . .   22.01%     17.47%

Equity to total assets at end of period . . . . . .      26.18%     15.24%

Return on average assets (1)  . . . . . . . . . . .        .48%       .30%

Return on average equity (1)  . . . . . . . . . . .       2.20%      1.72%

Noninterest expense to average assets (1) . . . . .       3.69%      3.45%

Nonperforming loans and foreclosed real estate to
  total assets at end of period . . . . . . . . . .        NIL        NIL
------------------------------
(1)      Annualized for the nine months ended September 30, 1998.

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

    Comparison of the Three-Month Periods Ended September 30, 1998 and 1997

Results of Operations:

    General. Net earnings for the three months ended September 30, 1998 were $103,173 or $.03 per basic and diluted share compared to net earnings of $34,139 or $.02 per basic and diluted share for the three months ended September 30, 1997. This increase in the Company's net earnings was primarily due to an increase in net interest income and noninterest income, partially offset by an increase in noninterest expense due to the overall growth of the Company. Per share amounts reflect 2 for 1 stock split effective December 15, 1997.

    Interest Income and Expense.  Interest  income  increased  by $445,667  from
         $695,780 for the three months ended September 30, 1997 to $1,141,447 for the three months ended September 30, 1998. Interest income on loans increased $236,590 to $791,158 in 1998 due to an increase in the average loan portfolio balance for the three months ended September 30, 1998 to $35.1 million compared to $23.4 million during the 1997 period partially offset by a decrease in the weighted-average yield from 9.1% in 1997 to 9.0% in 1998. Interest on securities increased $125,261 to $159,568 in 1998 due to a increase in the average securities portfolio during the three months ended September 30, 1998 to $10.1 million from $2.3 million during 1997. Interest on other interest-earning assets increased $83,816 to $190,271 in 1998 due to an increase in the average balance of such assets from 1997 to 1998.

         Interest expense on deposit accounts increased to $527,604 for the three months ended September 30, 1998 from $344,692 for the three months ended September 30, 1997. Interest expense increased primarily because of an increase in the average balance from 1997 to 1998. The average balance for the three months ended September 30, 1998 was $51.5 million compared to $31.8 million during 1997.

    Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision for the three months ended September 30, 1998 and 1997 was $36,500 and $36,000, respectively. Management believes the balance in the allowance for loan losses of $405,500 at September 30, 1998 is adequate.

    OtherIncome. Other income increased to $117,458 in 1998 from $96,697 in 1997 primarily because of increases in service charges on deposit accounts in 1998.

    Noninterest  Expense.   Total  noninterest  expense  increased  $174,941  to
         $529,925 for the three months ended September 30, 1998 from $354,984 for the three months ended September 30, 1997, primarily due to an increase in employee compensation and benefits of $95,638 as well as an increase in other noninterest expense and occupancy and equipment expense all due to the overall growth of the Company.

    Provision for Income Taxes. The income tax provision for the three months ended September 30, 1998 was $61,703, an effective rate of 37% compared to $22,662, an effective rate of 39.9% for the comparable 1997 period.

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

     Comparison of the Nine-Month Periods Ended September 30, 1998 and 1997


Results of Operations:

    General. Net earnings for the nine months ended September 30, 1998 were $197,738 or $.07 per basic and diluted share compared to net earnings of $59,000 or $.04 per basic and diluted share for the nine months ended September 30, 1997. This increase in the Company's net earnings was primarily due to an increase in net interest income and noninterest income, partially offset by an increase in noninterest expenses. Per share amounts reflect 2 for 1 stock split effective December 15, 1997.

    Interest Income and Expense. Interest income increased by $1,406,229 from $1,740,811 for the nine months ended September 30, 1997 to $3,147,040 for the nine months ended September 30, 1998. Interest income on loans increased $979,572 to $2,272,218 in 1998 due to an increase in the average loan portfolio balance for the nine months ended September 30, 1998 to $32.1 million compared to $18.5 million during 1997. Interest on securities increased $272,812 to $376,085 in 1998 due to an increase in the average securities portfolio during the nine months ended September 30, 1998 to $8.1 million from $2.3 million during 1997 and an increase in the weighted-average yield from 6.0% in 1997 to 6.2% in 1998. Interest on other interest-earning assets increased $153,845 to $498,737 in 1998 primarily due to an increase in the average balance of these assets from 1997 to 1998.

         Interest expense on deposit accounts increased to $1,524,627 for the nine months ended September 30, 1998 from $817,069 for the nine months ended September 30, 1997. Interest expense increased primarily because of an increase in the average balance from 1997 to 1998. The average balance for the nine months ended September 30, 1998 was $49.7 million compared to $27.8 million during 1997.

    Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision decreased from $138,000 for the nine months ended September 30, 1997 to $107,500 for the nine months ended September 30, 1998.

    OtherIncome. Other income increased to $305,142 in 1998 from $229,244 in 1997 primarily because of increases in service charges on deposit accounts in 1998.

    Noninterest  Expense.   Total  noninterest  expense  increased  $601,967  to
         $1,510,818 for the nine months ended September 30, 1998 from $908,851 for the nine months ended September 30, 1997, primarily due to an increase in employee compensation and benefits of $322,017, and an increase in other noninterest expense of $154,856 as well as an increase in occupancy and equipment expenses all due to the overall growth of the Company.

    Provision for Income Taxes. The income tax provision for the nine months ended September 30, 1998 was $111,499, an effective rate of 36.1% compared to $37,562, an effective rate of 38.9% for the comparable 1997 period.

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

                                Year 2000 Issues


The Company is acutely aware of the many areas affected by the Year 2000 computer issue, as addressed by the Federal Financial Institutions Examination Council ("FFIEC") in its interagency statement which provided an outline for institutions to effectively manage the Year 2000 challenges. A Year 2000 plan has been approved by the Board of Directors which includes multiple phases, tasks to be completed, and target dates for completion. Issues addressed therein include awareness, assessment, renovation, validation, implementation, testing, and contingency planning.

The Company has formed a Year 2000 committee that is charged with the oversight of completing the Year 2000 project on a timely basis. The Company has completed its awareness, assessment and renovation phases and is actively involved in validating and implementing its plan. At the present time, the Company is into its testing phase and anticipates that this phase will be substantially completed by December 31, 1998. Since it routinely upgrades and purchases technologically advanced software and hardware on a continual basis, the Company has determined that the cost of making modifications to correct any Year 2000 issues will not substantially affect reported operating results.

The Company's main service provider has completed testing of its mission critical application software and item processing software. The test results have been documented and validated.

The Company also recognizes the importance of determining that its borrowers are facing the Year 2000 problem in a timely manner to avoid deterioration of the loan portfolio solely due to this issue. Significant relationships have been identified and questionnaires have been completed to assess the inherent risks. Deposit customers have received statement stuffers and informational material in this regard. The Company plans to be prepared on a one-on-one basis with significant borrowers who has been identified as having high Year 2000 risk exposure.

Accordingly, management does not believe that the Company has incurred or will incur substantial costs associated with the Year 2000 issue. Yet, there can be no assurances that all hardware and software that the Company will use will be Year 2000 compliant. Management cannot predict the amount of financial difficulties it may incur due to customers and vendors inability to perform according to their agreements with the Company or the effects that other third parties may cause as a result of this issue. Therefore, there can be no assurance that the failure or delay of others to address the issue or that the costs involved in such process will not have a significant adverse effect on the Company's business, financial condition, and results of operations.

The Company's contingency plans relative to Year 2000 issues have not been finalized - these plans are evolving as the testing of systems proceeds.
Management will develop a "worst case scenario" contingency plan. With regards to nonmission critical internal systems, the Company's contingency plans are to replace and/or upgrade those systems that test as being noncompliant.
Alternatively, some systems could be handled manually on an interim basis. Should outside service providers not be able to provide compliant systems, the Company will terminate those relationships and transfer to other vendors. It is anticipated that the Company's deposit customers will have increased demands for cash in the latter part of 1999 and correspondingly the Company will maintain higher liquidity levels.

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

         *3.2      By-laws of the Company (Registration Statement)

         *4.1      Specimen Common Stock Certificate (Registration Statement)

         *4.2      Specimen Warrant Certificate (Registration Statement)

         *4.4      Company's Warrant Plan (Registration Statement)

       **10.1      1996 Incentive Stock Option Plan

       **10.2      Company's 1998 Directors  Stock Option Plan

         27        Financial Data Schedule (for SEC use only)

(b) Reports on Form 8-K. There were no Form 8-K's filed during the three months ended September 30, 1998.

-------------------------
* Previously filed as a part of, and are hereby incorporated by reference from the Company's Registration Statement on Form SB-2 under the Securities Act of 1933 for the Company, as effective with the Securities and Exchange Commission on December 7, 1995, Registration No. 33-98090.

** Previously  filed as an exhibit to the Form 10-QSB for the quarter ended June
   30, 1998.

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION




                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 CITIZENS COMMUNITY BANCORP, INC.
                                  (Registrant)





Date:         , 1998             By:       /s/ Richard Storm, Jr.
     ---------------             -----------------------------------
                                           Richard Storm, Jr.,
                                                  Chairman of the Board
                                                  and Chief Executive Officer




Date:         , 1998             By:       /s/ Stephen A. McLaughlin
     ---------------             -----------------------------------
                                           Stephen A. McLaughlin,
                                                  Secretary and Treasurer
                                                  (Chief Accounting Officer)