Form 10KSB
period 1998-12-31
CITIZENS COMMUNITY BANCORP INC
filed 1999-03-31
CIK 1002214

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 1998
                          Commission File No. 000-22547

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

                                  COMMON STOCK
                                  ------------

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

Revenues for the fiscal year ended December 31, 1998:  $4,470,458

The aggregate market value of the common stock of the Registrant held by nonaffiliates of the Registrant (2,508,742 shares) on February 28, 1999 was approximately $25,087,420. As of such date, no organized trading market existed for the common stock of the Registrant. The aggregate market value was computed by reference to recent trading activity of the common stock of the Registrant at $10.00 per share. For the purposes of this response, directors, officers and holders of 5% or more of the Registrant's common stock are considered the affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant's Common Stock, as of March 5, 1999: 3,455,039 shares of $0.01 par value common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------


         1.       Portions of Citizens' Annual Report.  (Part II)

         2. Portions of the Proxy Statement for the 1999 Annual Meeting of Shareholders filed electronically with the Securities and Exchange Commission on March 25, 1999. (Part III)

                                TABLE OF CONTENTS

Consolidated--Citizens Community Bancorp,  Inc. and Affiliates

         NOTE: Certain information required by Form 10-KSB is incorporated by reference from the 1998 Annual Report and 1999 Annual Meeting Proxy Statement as indicated below. Only that information expressly incorporated by reference is deemed filed with the Securities and Exchange Commission.

         PART I                                                                                             Page Number
                                                                                                            -----------
         Item 1   Business.....................................................................                  3
         Item 2   Properties...................................................................                  8
         Item 3   Legal Proceedings............................................................                  9
         Item 4   Submission of Matters to a Vote of Security Holders..........................                  9


         PART II
         Item 5   Market for Common Equity and Related Stockholder Matters.....................                 9(1)
         Item 6   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations....................................................                 9(1)
         Item 7   Financial Statements and Supplementary Data..................................                 9(1)
         Item 8   Changes in and disagreements with Accountants on
                  Accounting and Financial Disclosure..........................................                 10


         PART III
         Item 9   Directors and Executive Officers of the Registrant:..........................                 10(2)
         Item 10  Executive Compensation.......................................................                 10(2)
         Item 11  Security Ownership of Certain Beneficial Owners and Management...............                 10(2)
         Item 12  Certain Relationships and Related Transactions...............................                 10

         PART IV
         Item 13  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............                 11

--------------------------------------------------------------

         (1) These items are incorporated by reference from the Company's 1998 Annual Report pursuant to Instruction E 2 of Form 10-KSB.

         (2) The material required by Items 9 through 11 is hereby incorporated by reference from the Company's definitive proxy statement pursuant to Instruction E 3 of Form 10-KSB.

                                     PART I

ITEM 1. - BUSINESS

Description

General

Citizens Community Bancorp, Inc. (the "Citizens") is a bank holding company under the Federal Bank Holding Company Act of 1956, and owns 100% of the issued and outstanding common stock of Citizens Community Bank of Florida, Marco Island, Florida (the "Citizens Community"). Citizens was incorporated under the laws of the State of Florida on May 22, 1995 to acquire 100 percent of the shares to be issued by Citizens Community during its organizational stage and to enhance Citizens Community's ability to serve its future customers' requirements for financial services. Citizens provides flexibility for expansion of its' banking business through acquisition of other financial institutions and provision of additional banking-related services which a traditional commercial bank may not provide under present laws.

Citizens  Community  is a  state-chartered  commercial  bank,  which  opened for business on March 8, 1996. Citizens Community offers a full range of interest-bearing and noninterest-bearing accounts, including commercial and retail checking accounts, negotiable order of withdrawal ("NOW") accounts, money market accounts, individual retirement accounts, regular interest bearing statement savings accounts, certificates of deposit, commercial loans, real estate loans, home equity loans and consumer/installment loans. In addition, Citizens Community provides such consumer services as U.S. Savings Bonds, travelers checks, safe deposit boxes, bank by mail services, direct deposit services, automatic teller services, and secondary mortgage loan origination services.

Market Area

The primary service and assessment areas for Citizens Community encompasses the entire city of Naples, Marco Island, Isle of Capri, and Goodland as well as the rest of Collier County. There is strong competition among financial institutions in this area. There are eight commercial banks and one savings and loan headquartered within the primary service area of Citizens Community. There are 84 banking offices and 3 savings and loan offices, most of which are branches of or are affiliated with major bank holding companies. Citizens Community operates offices at 650 E. Elkcam Circle, Marco Island, Florida, ("Marco Office") which opened for business in January, 1997; 5101 Tamiami Trail East, Naples, Florida, ("East Trail Office") which opened for business in June, 1997; and 2375 N. Tamiami Trail, Naples, Florida, ("Moorings Office") which opened for business in August, 1998. Citizens Community also operates a courier service throughout its primary service area.

Citizens Community is in competition with existing area financial institutions other than commercial banks and savings and loan associations, including insurance companies, consumer finance companies, brokerage houses, credit unions and other business entities which have over the years, engaged more and more in providing services which have historically been traditional banking services. Due to the growth of the Collier County area in general and Citizens Community's primary service area in particular, it is anticipated that competition will increase because of new entrants to the market.

Investments

As of December 31, 1998, investment securities and federal funds sold comprised approximately 33.7% of Citizens' assets and net loans comprised approximately 54.7% of Citizens' assets. Citizens Community has invested primarily in obligations of Agencies of the United States Government. Citizens Community enters into Federal Funds transactions with its principal correspondent banks, and acts as a seller of such funds.

Loan Portfolio

Citizens Community engages in a wide range of lending activities, primarily focused on the origination of commercial and residential real estate secured loans, commercial loans secured by non-real estate collateral and consumer loans.

Commercial lending is directed principally toward businesses whose demands for funds fall within Citizens Community's legal lending limits and which are potential deposit customers of the bank. This category of loans includes loans made to individual, partnership or corporate borrowers, and obtained for a variety of business purposes. Particular emphasis is placed on loans to small and medium-sized businesses. Citizens Community's real estate loans consist of commercial and residential first and second mortgage loans.

Citizens Community's consumer loans consist primarily of installment loans to individuals for personal, family and household purposes, including automobile and boat loans to individuals and pre-approved lines of credit. This category of loans also includes term loans secured by second mortgages on the residences of borrowers for a variety of purposes including home improvements, education and other personal expenditures.

Citizens  Community's  general  policy  is  not  to  accrue  interest  on  loans delinquent over ninety days unless fully secured and in the process of collection. It is Citizens Community's policy that the accrued and unpaid interest is reversed against current income and thereafter interest is recognized only to the extent payments are received. It is Citizens Community's policy that non-accrual loans are restored to accrual basis when interest and principal payments are current and prospects for recovery are no longer in doubt.

As of December 31, 1998, there were no loans where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

The majority of Citizens' loans are secured by real estate in Collier County, Florida, where Citizens Community and its branch offices are located. Accordingly, the ultimate collectibility of a substantial portion of the loan portfolio is susceptible to changes in market conditions in this County.

Loan Loss Reserves

In considering the adequacy of Citizens' allowance for loan losses, management has considered that as of December 31, 1998, approximately 48% of outstanding loans are in the commercial real estate loan category. Commercial loans are generally considered by management as having greater risk than other categories of loans in our loan portfolio. Management believes that the real estate collateral securing its commercial real estate loan's reduces the risk of loss inherently present in commercial loans.

Citizens' consumer loan portfolio at December 31, 1998 consisted primarily of lines of credit and installment loans secured by automobiles, boats and other consumer goods. Management believes that the risk associated with these types of loans has been adequately provided for in the loan loss allowance.

Residential real estate mortgage loans constitute approximately 32% of outstanding loans at December 31, 1998. Management considers these loans to have minimal risk due to the fact that these loans represent conventional residential real estate mortgages where the amount of the original loan does not exceed 80% of the appraisal value of the collateral or is otherwise covered by private mortgage insurance.

Citizens' Board of Directors monitors the loan portfolio monthly in order to enable it to evaluate the adequacy of the allowance for loan losses. In addition to reviews by regulatory agencies, the services of outside consultants have been engaged to assist in the evaluation of credit quality and loan administration. These professionals compliment the system implemented by Citizens which identifies potential problem credits as early as possible, categorizes the credits as to risk and includes a reporting process to monitor the progress of the credits.

The allowance for loan losses represents the cumulative total of monthly provisions for loan losses. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans will be charged off against the allowance when management believes the collectibility of principal is unlikely. The monthly provision for loan losses is based on management's judgment, after considering known and inherent risks in the portfolio, past loss experience of Citizens Community, adverse situations that may affect the borrower's ability to repay, assumed values of the underlying collateral securing the loans, the current and prospective financial condition of the borrower, and the prevailing and anticipated economic condition of the local market. Citizens Community charged off one loan in the amount of $6,500 against the allowance for loan losses during the year ended December 31, 1998.

Citizens Community maintains the allowance for loan losses at a level sufficient to absorb all potential losses in the loan portfolio. The allowance for loan losses is made up of two primary components: (i) amounts allocated to loans based on collateral type and (ii) amounts allocated for loans reviewed on an individual basis in accordance with a credit risk grading system.

Deposits

Citizens Community offers a wide range of interest-bearing and noninterest-bearing accounts, including commercial and retail checking accounts, negotiable order of withdrawal ("NOW") accounts, money market accounts, individual retirement accounts, regular interest-bearing statement savings accounts and certificates of deposit with fixed rates and a range of maturity date options. The sources of deposits are residents, businesses and employees of businesses within Citizens Community's market area, obtained through the personal solicitation of Citizens Community's officers and directors, direct mail solicitation and advertisements published in the local media. Citizens Community pays competitive interest rates on time and savings deposits up to the maximum permitted by law or regulation. In addition, Citizens Community has implemented a service charge fee schedule competitive with other financial institutions in Citizens Community's market area, covering such matters as maintenance fees on checking accounts, per item processing fees, returned check charges and the like.

Correspondent Banking

Citizens Community purchases correspondent services offered by larger banks, including check collections, purchase or sale of Federal Funds, security safekeeping, investment services, coin and currency supplies, overline and liquidity loan participations and sales of loans to or participations with correspondent banks. At December 31, 1998 Citizens had sold $19,181,000 in Federal Funds.

Citizens Community sells loan participations without recourse to correspondent banks with respect to loans which exceed Citizens Community's legal lending limit which was approximately $1.6 million at December 31, 1998. Citizens Community has established an internal lending limit which was $1.2 million at December 31, 1998.

Data Processing

Citizens Community has a data processing servicing agreement with First National Bank of Omaha, Nebraska. This servicing agreement provides for Citizens
Community to receive a full range of data processing services including an automated general ledger, deposit accounting, commercial, real estate and installment lending data processing, central information file ("CIF") and ATM processing. The data processing servicing agreement provides for Citizens Community to pay a monthly fee based on the type, kind and volume of data processing services provided, priced at a stipulated rate schedule.

Employees

Citizens Community currently employs 33 full time and 8 part time persons, including 13 officers. Citizens Community will hire additional persons as needed.

Monetary Policies

The results of operations of Citizens and Citizens Community are affected by credit policies of monetary authorities, particularly the Federal Reserve Board. The instruments of monetary policy employed by the Federal Reserve Board include open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, changes in reserve requirements against member bank deposits and limitations on interest rates which member banks may pay on time and savings deposits. In view of changing conditions in the national economy and in the money market, as well as the effect of action by monetary and fiscal authorities, including the Federal Reserve Board, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand, or the business and earnings of Citizens Community.

Supervision and Regulation

Citizens and Citizens Community operate in a highly regulated environment, and their business activities are governed by statute, regulation and administrative policies. The business activities of Citizens and Citizens Community are supervised by a number of federal regulatory agencies, including the Federal Reserve Board, the Florida Department of Banking and Finance ("Department") and the Federal Deposit Insurance Corporation ("FDIC").

Citizens is regulated by the Federal Reserve Board under the Federal Bank Holding Company Act, which requires every bank holding company to obtain the prior approval of the Federal Reserve Board before acquiring more than 5% of the voting shares of any bank or all or substantially all of the assets of a bank, and before merging or consolidating with another bank holding company. The Federal Reserve Board (pursuant to regulation and published policy statements) has maintained that a bank holding company must serve as a source of financial strength to its subsidiary banks. In adhering to the Federal Reserve Board Policy, Citizens may be required to provide financial support for a subsidiary bank at a time when, absent such Federal Reserve Board policy, Citizens may not deem it advisable to provide such assistance.

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

As a state bank, Citizens Community is subject to the supervision of the Department, the FDIC and the Federal Reserve Board. With respect to expansion, Citizens Community may establish branch offices anywhere within the State of Florida. Citizens Community is also subject to the Florida banking and usury laws restricting the amount of interest which it may charge in making loans or other extensions of credit. In addition, Citizens Community, as a subsidiary of Citizens, is subject to restrictions under federal law in dealing with Citizens and other affiliates, if any. These restrictions apply to extensions of credit to an affiliate, investments in the securities of an affiliate and the purchase of assets from an affiliate.

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

Both Citizens and Citizens Community are subject to regulatory capital requirements imposed by the Federal Reserve Board, the FDIC and the Department. Both the Federal Reserve Board and the FDIC have established risk-based capital guidelines for bank holding companies and banks which make regulatory capital requirements more sensitive to differences in risk profiles of various banking organizations. The capital adequacy guidelines issued by the Federal Reserve Board are applied to bank holding companies on a consolidated basis with the banks owned by the holding company. The FDIC's risk capital guidelines apply directly to state banks regardless of whether they are a subsidiary of a bank holding company. Both agencies' requirements (which are substantially similar) provide that banking organizations must have capital equivalent to 8% of weighted risk assets. The risk weights assigned to assets are based primarily on credit risks. Depending upon the riskiness of a particular asset, it is assigned to a risk category. For example, securities with an unconditional guarantee by the United States government are assigned to the lowest risk category. A risk weight of 50% is assigned to loans secured by owner-occupied one to four family residential mortgages. The aggregate amount of assets assigned to each risk category is multiplied by the risk weight assigned to that category to determine the weighted values, which are added together to determine total risk-weighted assets. At December 31, 1998, Citizens' total risk-based capital and Tier 1 ratio were 15.34% and 14.36%, respectively. Both the Federal Reserve Board and the FDIC have also implemented minimum capital leverage ratios to be used in tandem with the risk-based guidelines in assessing the overall capital adequacy of bank and bank holding companies. Under these rules, banking institutions are required to maintain a ratio of 3% "Tier 1" capital to total assets (net of goodwill). Tier 1 capital includes common stockholders equity, noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries.

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

In response to the directive issued under the Act, the regulators have adopted regulations which, among other things, prescribe the capital thresholds for each of the five capital categories established by the Act. The following table reflects the capital thresholds:

                            [TABLE FOLLOWS THIS PAGE]



                                                              Total Risk -          Tier 1 Risk -        Tier 1
                                                            Based Capital          Based Capital        Leverage
                                                                Ratio                  Ratio               Ratio
Well capitalized (1)                                            10%                       6%               5%
Adequately capitalized (1)                                       8%                       4%               4%(2)
Undercapitalized (3)                                        less than  8%           less than  4%       less than  4%
Significantly Undercapitalized (3)                          less than  6%           less than  3%       less than  3%
Critically Undercapitalized                                      -                        -             less than  2%

---------------------------

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

As a state bank, Citizens Community is subject to examination and review by the Department. Citizens Community submits to the Department quarterly reports of condition, as well as such additional reports as may be required by the state banking laws.

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, existing restrictions on interstate acquisitions of banks by bank holding companies were repealed on September 29, 1995, such that Citizens and any other bank holding company located in Florida would be able to acquire any
Florida-based bank, subject to certain deposit percentage and other restrictions. The legislation also provides that, unless an individual state elects beforehand either (i) to accelerate the effective date or (ii) to prohibit out-of-state banks from operating interstate branches within its territory, on or after June 1, 1997, adequately capitalized and managed bank holding companies will be able to consolidate. De novo branching by an out-of-state bank would be permitted only if it is expressly permitted by the laws of the host state. The authority of a bank to establish and operate branches within a state will continue to be subject to applicable state branching laws. Florida permits interstate branching by acquisition, but not by de novo branching.

As a bank holding company, Citizens is required to file with the Federal Reserve Board an annual report of its operations at the end of each fiscal year and such additional information as the Federal Reserve Board may require pursuant to the Act. The Federal Reserve Board may also make examinations of Citizens and each of its subsidiaries.

The scope of regulation and permissible activities of Citizens and Citizens Community is subject to change by future federal and state legislation.


ITEM 2. - DESCRIPTION OF PROPERTY

     The Marco Island facility, which is owned by Citizens Community, is a one-story modern bank building consisting of 4,500 square feet. Citizens' headquarters is also located in this facility. The East Trail Office, also owned by Citizens Community, consists of a 2-story mixed use office facility. The first floor, consisting of 3,900 square feet, is occupied by Citizens Community. The Moorings Office consists of 3,864 square feet located in a 3-story professional office condominium building. This space is also owned by Citizens Community.

ITEM 3. - LEGAL PROCEEDINGS

There are no material pending legal proceedings to which Citizens or Citizens Community is a party or of which any of their properties are subject; nor are there material proceedings known to Citizens to be contemplated by any governmental authority; nor are there material proceedings known to Citizens, pending or contemplated, in which any director, officer, affiliate or any principal security holder of Citizens, or any associate of any of the foregoing is a party or has an interest adverse to Citizens or Citizens Community.


ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None.


                                     PART II

ITEM 5. - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

During the period covered by this report and to date, there has been no established public trading market for Citizens' Common Stock.

As of March 5, 1999, the approximate number of holders of record of Citizens' Common Stock was 722.

To date, Citizens has not paid any cash dividends on its Common Stock. Citizens paid an 8% stock dividend in January, 1999 to stockholders of record December 31, 1998. It is the present policy of the Board of Directors of Citizens to reinvest earnings for such period of time as is necessary to ensure the success of the operations of Citizens and of Citizens Community. There are no current plans to initiate payment of cash dividends, and future dividend policy will depend on Citizens Community's earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors of Citizens.

Citizens Community is restricted in its ability to pay dividends under Florida banking laws and by regulations of the Federal Deposit Insurance Corporation. Pursuant to Section 658.37, Florida Statutes, a state bank may not pay dividends from its capital. All dividends must be paid out of net profits then on hand, after charging off bad debts, depreciation, and other worthless assets. Payment of dividends out of net profits is further limited by Federal regulation which prohibits the payment of dividends if such payment would bring Citizens Community's capital below required levels.

During the third quarter of 1998, Citizens sold 1,000,000 shares of common stock in a registered offering for an aggregate of $7,500,000. Citizens incurred $76,744 of expenses as related to the sale of stock, which were deducted from the proceeds received.


ITEM 6. - MANAGEMENT'S DISCUSSION AND ANALYSIS & FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

Citizens hereby incorporates by reference the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 7 through 19 of the 1998 Annual Report to Shareholders for the year ended December 31, 1998 filed as an Exhibit under Item 13 herein.


ITEM 7. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Citizens hereby incorporates by reference the Independent Auditors' Reports and the Consolidated Financial Statements contained in the 1998 Annual Report to Shareholders filed as an Exhibit under Item 13 herein.

ITEM 8. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS - None


                                    PART III

ITEM 9. - DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Citizens hereby incorporates by reference the sections entitled "Election of Directors" and "Board of Directors Meeting" contained at pages 2 through 7 of the Proxy Statement filed electronically with the Securities and Exchange Commission on March 25, 1999.


ITEM 10. - EXECUTIVE COMPENSATION

Citizens hereby incorporates by reference the section entitled "Executive Compensation" contained at pages 7 through 10 of the Proxy Statement.


ITEM 11. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)        Security Ownership of Certain Beneficial Owners

Citizens   hereby   incorporates   by  reference  the  section  titled  "Certain
Shareholders" on page 2 of the Proxy Statement.

(b)        Security Ownership of Management

Citizens hereby incorporates by reference the section entitled "Election of Directors" contained at pages 2 through 7 of the Proxy Statement.

(c)        Changes in Control

Citizens is not aware of any arrangements, including any pledge by any person of securities of Citizens, the operation of which may at a subsequent date result in a change of control of Citizens.


ITEM 12. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Neither Citizens Community nor Citizens has engaged in any reportable transactions, including loans, to Citizens Community's or Citizens' directors, executive officers, their associates and members of the immediate families of such directors and executive officers.

ITEM 13. - EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibits which are marked by a single asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from Citizens' Registration Statement on Form SB-2, as effective with the Securities and Exchange Commission on December 7, 1995, Registration No. 33-98090. The exhibits which are marked by a double asterisk (**) were previously filed as part of, and are hereby incorporated by reference from Citizens' Registration Statement on Form SB-2 as filed with the Securities and Exchange Commission on March 12, 1998, Registration No. 333-47813. The exhibit numbers correspond to the exhibit numbers in the referenced documents.




Exhibit No.        Description of Exhibit
-----------        ----------------------

   *3.1   Amended and Restated Articles of Incorporation of Citizens

   *3.2   By-laws of Citizens

   *4.1   Specimen Common Stock Certificate

   *4.2   Specimen Warrant Certificate

   *4.4   Company's Warrant Plan

  **10.1  Incentive Stock Option Plan for Key Officers and Employees

  **10.2  1998 Directors Stock Option Plan

  **10.3  Employment Contract with Michael A. Micallef, Jr.

   22.1   Citizens' 1998 Annual Report



(b)  Reports on Form 8-K.           Citizens did not file a Form 8-K during the
     --------------------           last quarter of 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Citizens Community Bancorp,  Inc.


Dated:  March 29, 1999             By: /s/Richard Storm, Jr.
        --------------             -------------------------
                                   Richard Storm, Jr.
                                   Chairman of the Board and Chief Executive
                                   Officer



Dated:  March 26, 1999             By: /s/Gregory E. Smith
        --------------             -----------------------
                                   Gregory E. Smith
                                   Sr. Vice President
                                   (Chief Financial and Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                                        March __, 1999
-------------------
DIANE M. BEYER
Class I Director


/s/JOEL M. COX, SR.                     March 29, 1999
-------------------
JOEL M. COX, SR.
Class I Director


                                        March __, 1999
-------------------
THOMAS B. GARRISON
Class II Director


/s/JAMES S. HAGEDORN                    March 29, 1999
--------------------
JAMES S. HAGEDORN
Class I Director


                                        March __, 1999
-------------------
DENNIS J. LYNCH
Class II Director

                                        March __, 1999
-------------------
STEPHEN A. MCLAUGHLIN
Class III Director
c

/s/LOUIS J. SMITH                       March 26, 1999
-----------------
LOUIS J. SMITH
Class II Director


/s/RICHARD STORM, JR.                   March 27, 1999
---------------------
RICHARD STORM, JR.
Class III Director


/s/JOHN G. WOLF                         March 26, 1999
---------------
JOHN G. WOLF
Class III Director



         SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
         SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

         Citizens' 1998 Annual Report is included as Exhibit 22.1 of this filing.