Form 10QSB
period 1999-03-31
CITIZENS COMMUNITY BANCORP INC
filed 1999-05-12
CIK 1002214

--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

X Quarterly  report under Section 13 or 15(d) of the Securities
          Exchange Act of 1934

For the quarterly period ended March 31, 1999

____ Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ____________ to ________________

Commission file number 33-98090

                        CITIZENS COMMUNITY BANCORP, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

          Florida                                           65-0614044
(State or Other Jurisdiction                             (I.R.S. Employer
of Incorporation or Organization)                       Identification No.)

                             650 East Elkcam Circle
                           Marco Island, Florida 34145
                    ----------------------------------------
                    (Address of Principal Executive Offices)

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

YES  X    NO

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


Common stock, par value $.01 per share                   3,461,519
--------------------------------------            -------------------------
                         (class)                Outstanding at March 31, 1999



--------------------------------------------------------------------------------


                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

                                      INDEX


PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements                                                                                 Page

     Condensed Consolidated Balance Sheets -
       March 31, 1999 (unaudited) and December 31, 1998.........................................................2

     Condensed Consolidated Statements of Earnings -
       Three Months ended March 31, 1999 and 1998 (unaudited)...................................................3

     Condensed Consolidated Statement of Stockholders' Equity -
       Three Months ended March 31, 1999 (unaudited)............................................................4

     Condensed Consolidated Statements of Cash Flows -
       Three Months ended March 31, 1999 and 1998 (unaudited)...................................................5

     Notes to Condensed Consolidated Financial Statements (unaudited).........................................6-7

     Review By Independent Certified Public Accountants.........................................................8

     Report on Review by Independent Certified Public Accountants...............................................9

   Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations..............................................................................10-13

   Item 3. Quantitative and Qualitative Disclosures About Market Risk..........................................14

PART II. OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K...................................................................14

SIGNATURES.....................................................................................................15


                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets

                                                                                          March 31,         December 31,
    Assets                                                                                   1999               1998
                                                                                             ----               ----
                                                                                        (unaudited)
Cash and due from banks...........................................................     $  3,956,434          5,481,992
Federal funds sold and securities purchased under
    agreements to resell..........................................................       13,210,063         19,181,095
                                                                                         ----------         ----------

            Cash and cash equivalents.............................................       17,166,497         24,663,087

Securities held to maturity.......................................................       18,042,840          8,499,968
Restricted securities, Federal Home Loan Bank stock, at cost                                214,900            127,100
Loans, net of allowance for loan losses of $574,211
    and $453,211..................................................................       55,285,547         44,932,943
Premises and equipment, net.......................................................        3,518,245          3,549,924
Accrued interest receivable and other assets......................................          538,981            453,104
                                                                                        -----------        -----------

            Total assets..........................................................     $ 94,767,010         82,226,126
                                                                                         ==========         ==========

    Liabilities and Stockholders' Equity

Liabilities:
    Demand deposits...............................................................        9,153,362          6,365,180
    Savings and NOW deposits......................................................       37,655,370         33,307,881
    Money-market deposits.........................................................        6,517,494          4,010,998
    Time deposits.................................................................       22,769,195         20,306,399
                                                                                         ----------         ----------

            Total deposits........................................................       76,095,421         63,990,458

    Official checks...............................................................          972,658            697,458
    Deferred income taxes.........................................................           20,068             19,850
    Accrued interest payable and other liabilities................................          334,207            293,832
                                                                                        -----------        -----------

            Total liabilities.....................................................       77,422,354         65,001,598
                                                                                         ----------         ----------

Stockholders' Equity:
    Preferred stock, $.01 value; 2,000,000 shares authorized,
        none issued or outstanding................................................           -                  -
    Common stock, $.01 par value; 8,000,000 shares authorized,
        3,461,519 and 3,455,039 shares issued and outstanding.....................           34,615        34,550
    Additional paid-in capital....................................................       19,192,086         19,158,862
    Accumulated deficit...........................................................       (1,882,045)        (1,968,884)
                                                                                         ----------         ----------

            Total stockholders' equity............................................       17,344,656         17,224,528
                                                                                         ----------         ----------

            Total liabilities and stockholders' equity............................     $ 94,767,010         82,226,126
                                                                                         ==========         ==========

See Accompanying Notes to Condensed Consolidated Financial Statements.



                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

                  Condensed Consolidated Statements of Earnings

                                                                                             Three Months Ended
                                                                                                   March 31,
                                                                                             ------------------
                                                                                            1999             1998
                                                                                            ----             ----
                                                                                                   (unaudited)
Interest income:
     Loans..........................................................................     $ 1,030,274          709,981
     Securities.....................................................................         180,729           57,806
     Other interest income..........................................................         190,191          163,091
                                                                                           ---------       ----------

         Total interest income......................................................       1,401,194          930,878

Interest expense on deposits........................................................         547,392          463,467
                                                                                          ----------        ---------

Net interest income.................................................................         853,802          467,411

         Provision for loan losses..................................................         121,000           56,000
                                                                                          ----------       ----------

Net interest income after provision for loan losses                                          732,802          411,411
                                                                                          ----------        ---------

Noninterest income:
     Other service charges and fees.................................................         118,042           51,423
     Other..........................................................................          15,617           36,445
                                                                                          ----------       ----------

         Total noninterest income...................................................         133,659           87,868
                                                                                           ---------       ----------

Noninterest expense:
     Salaries and employee benefits.................................................         338,210          223,329
     Occupancy and equipment........................................................         105,455           83,621
     Advertising....................................................................          33,086           17,057
     Professional fees..............................................................          39,784           11,114
     Office supplies and expense....................................................           9,840           16,314
     Data processing................................................................          36,704           19,854
     Other..........................................................................         179,443           88,789
                                                                                          ----------       ----------

         Total noninterest expense..................................................         742,522          460,078
                                                                                          ----------       ----------

Earnings before income taxes........................................................         123,939           39,201

         Income taxes...............................................................          37,100           15,000
                                                                                          ----------       ----------

Net earnings .......................................................................    $     86,839           24,201
                                                                                          ==========       ==========

Earnings per share, basic and diluted...............................................    $        .03              .01
                                                                                          ==========       ==========

Dividends per share.................................................................    $        -                 -
                                                                                          ==========       =========

Weighted-average number of shares for basic ........................................       3,455,901        1,709,239
                                                                                           =========        =========

Weighted-average number of shares for diluted.......................................       3,547,706        1,709,239
                                                                                           =========        =========

See Accompanying Notes to Condensed Consolidated Financial Statements.

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

            Condensed Consolidated Statement of Stockholders' Equity

                        Three Months Ended March 31, 1999


                                                                 Common Stock       Additional                     Total
                                                          Number of                   Paid-In      Accumulated  Stockholders'
                                                           Shares          Amount     Capital      Deficit         Equity
                                                           ------          ------     -------      -------         ------

Balance at December 31, 1998.......................       3,455,039       $ 34,550   19,158,862     (1,968,884)    17,224,528

Issuance of common stock (unaudited)                          6,480             65       33,224         -              33,289

Net earnings for the three months ended March
         31, 1999 (unaudited)......................              -           -           -              86,839         86,839
                                                          ---------       --------   ----------     ----------     ----------

Balance at March 31, 1999 (unaudited)                     3,461,519       $ 34,615   19,192,086     (1,882,045)    17,344,656
                                                          =========       ========   ==========     ==========     ==========

































See Accompanying Notes to Condensed Consolidated Financial Statements.


                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows


                                                                                             Three Months Ended
                                                                                                   March 31,
                                                                                             ------------------
                                                                                           1999               1998
                                                                                           ----               ----
                                                                                                   (unaudited)
Cash flows from operating activities:
    Net earnings................................................................     $      86,839             24,201
    Adjustments to reconcile net earnings to net cash
      provided by operating activities:
       Depreciation.............................................................            46,895             36,489
       Provision for loan losses................................................           121,000             56,000
       Provision for deferred income taxes......................................               218             15,000
       Net amortization of loan fees, premiums and discounts                               (32,008)            53,449
       Increase in accrued interest receivable
           and other assets.....................................................           (85,877)           (30,106)
       Increase in accrued expenses and other liabilities                                   40,375              2,228
       Net increase in official checks..........................................           275,200            817,512
                                                                                       -----------        -----------

               Net cash provided by operating activities                                   452,642            974,773
                                                                                       -----------        -----------

Cash flows from investing activities:
    Purchase of securities held to maturity.....................................       (15,582,229)        (7,000,000)
    Maturities of securities held to maturity...................................         6,050,627            500,000
    Net increase in loans.......................................................       (10,452,866)        (5,531,457)
    Purchase of premises and equipment..........................................           (15,216)          (128,446)
    Purchase of restricted securities, Federal Home
       Loan Bank stock..........................................................           (87,800)          (127,100)
                                                                                      ------------        -----------

               Net cash used in investing activities                                   (20,087,484)       (12,287,003)
                                                                                        ----------         ----------

Cash flows from financing activities:
    Net increase in noninterest-bearing demand,
       savings and NOW deposits.................................................         9,642,167         10,301,051
    Net increase in time deposits...............................................         2,462,796          3,296,688
    Sale of common stock........................................................            33,289            187,806
                                                                                      ------------        -----------

               Net cash provided by financing activities                                12,138,252         13,785,545
                                                                                        ----------         ----------

Net (decrease) increase in cash and cash equivalents                                    (7,496,590)         2,473,315

Cash and cash equivalents at beginning of period                                        24,663,087         12,210,577
                                                                                        ----------         ----------

Cash and cash equivalents at end of period......................................      $ 17,166,497         14,683,892
                                                                                        ==========         ==========

Supplemental  disclosure of cash flow  information:  Cash paid during the period for:
       Interest.................................................................     $     546,287            440,382
                                                                                       ===========       ============

       Income taxes.............................................................     $         -                   -
                                                                                       ===========       ===========

See Accompanying Notes to Condensed Consolidated Financial Statements.

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (unaudited)

(1) General. In the opinion of the management, the accompanying condensed consolidated financial statements of Citizens Community Bancorp, Inc. and Subsidiaries (the "Company") contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 1999, and the results of operations and cash flows for the three-month periods ended March 31, 1999 and 1998. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

(2) Loan Impairment and Credit Losses. No loans were identified as impaired at March 31, 1999 or March 31, 1998. The activity in the allowance for loan losses was as follows:

                                   For the Three
                                    Months Ended
                                      March 31,
                                   1999       1998
                                   ----       ----

Balance at beginning of period   $453,211    298,000
Provision charged to earnings     121,000     56,000
                                 --------   --------

Balance at end of period         $574,211    354,000
                                 ========   ========

(3) Earnings Per Share. Earnings per share ("EPS") of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. Prior to the public stock offering in April, 1998, there was no public market for the Company's common stock. Therefore for the three months ended March 31, 1998, the stock book value was used for purposes of calculating dilution. For the three months ended March 31, 1999, outstanding options are considered dilutive securities for purposes of calculating diluted EPS which is computed using the treasury stock method. All per share amounts reflect the 8% stock dividend effective December 31, 1998. The following table presents the calculations of EPS ($ in thousands, except per share amounts).

                                                           For the Three Months Ended March 31,
                                                    1999                                        1998
                                     -------------------------------------------------------------------------------
                                      Earnings     Shares        Per Share      Earnings        Shares      Per Share
                                     (Numerator)   (Denominator)    Amount     (Numerator)   (Denominator)     Amount
                                     -----------   -------------    ------     -----------   -------------     ------
        Basic EPS:
            Net earnings available
              to common stockholders     $ 87       3,455,901       $ .03         $ 24         1,709,239      $ .01
                                                                      ===                                       ===

        Effect of dilutive securities-
            Incremental shares from
              assumed conversion
              of options                               91,805                                    -
                                                   ----------                             --------

        Diluted EPS:
            Net earnings available
              to common stockholders
              and assumed conversions    $ 87       3,547,706       $ .03         $ 24         1,709,239      $ .01
                                         ====       =========       =====         ====         =========      =====

                                                                     (continued)

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (unaudited)


(4) Regulatory Capital. The Citizens Community Bank of Florida (the Company's Banking Subsidiary) ("Citizens") is required to maintain certain minimum regulatory capital requirements. The following is a summary at March 31, 1999 of the regulatory capital requirements and the Bank's capital on a percentage basis:

                                                                                            Ratios of     Regulatory
                                                                                             the Bank     Requirement
                                                                                             --------     -----------

                Total capital to risk-weighted assets                                         12.83%         8.00%

                Tier I capital to risk-weighted assets                                        11.82%         4.00%

                Tier I capital to total assets - leverage ratio                                7.56%         4.00%

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

               Review by Independent Certified Public Accountants


Hacker, Johnson, Cohen & Grieb PA, the Company's independent certified public accountants, have made a limited review of the financial data as of March 31, 1999, and for the three-month periods ended March 31, 1999 and 1998 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          Report on Review by Independent Certified Public Accountants



The Board of Directors
Citizens Community Bancorp, Inc.
Marco Island, Florida:

    We have reviewed the accompanying condensed consolidated balance sheet of Citizens Community Bancorp, Inc. and Subsidiaries (the "Company") as of March 31, 1999, and the related condensed consolidated statements of earnings and cash flows for the three-month periods ended March 31, 1999 and 1998, and the condensed consolidated statement of stockholders' equity for the three-month period ended March 31, 1999. These financial statements are the responsibility of the Company's management.

    We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

    Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

    We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 29, 1999 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.






HACKER, JOHNSON, COHEN & GRIEB PA
Tampa, Florida
April 16, 1999

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations

               Comparison of March 31, 1999 and December 31, 1998

Liquidity and Capital Resources
    The Company's primary source of cash during the three months ended March 31, 1999 was from net deposit inflows and maturities of securities held to maturity. Cash was used primarily for loan originations and for the purchase of securities. At March 31, 1999, the Company had outstanding commitments to fund existing and new loans of $15.1 million. It is expected that these requirements will be funded from the sources described above. At March 31, 1999, the Bank exceeded its regulatory liquidity requirements.

    The following table shows selected ratios for the periods ended or at the dates indicated:

                                                                              Three Months
                                                                                  Ended            Year Ended
                                                                                 March 31,        December 31,
                                                                                   1999               1998
                                                                              --------------       ---------
        Average equity as a percentage
           of average assets...............................................         19.89%           18.91%

        Equity to total assets at end of period                                     18.30%           20.95%

        Return on average assets (1).......................................          0.40%            0.32 %

        Return on average equity (1).......................................          2.00%            1.71 %

        Noninterest expense to average assets (1)                                    3.41%            3.04%

        Nonperforming loans and foreclosed real estate to
           total assets at end of period...................................          NIL               NIL

--------------------------------

        (1)     Annualized for the three months ended March 31, 1999.

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

The following table sets forth, for the periods indicated, information regarding
(i) the total dollar amount of interest and dividend income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest income; (iv) interest-rate spread; and (v) net interest margin.

                                                                       Three Months Ended March 31,
                                                                1999                                   1998
                                                 ------------------------------------------------------------------------
                                                              Interest       Average                  Interest    Average
                                                 Average        and           Yield/     Average        and        Yield/
                                                 Balance      Dividends       Rate       Balance     Dividends      Rate
                                                 -------      ---------       ----       -------     ---------      ----
                                                                            (Dollars in thousands)
Interest-earning assets:
   Loans                                       $ 48,771,880    1,030,274       8.45%   $ 29,628,718     709,981      9.59%
   Securities                                    13,057,776      180,729       5.54       3,657,369      57,806      6.32
   Other interest-earning assets (1)             16,431,504      190,191       4.63      12,043,700     163,091      5.42
                                                 ----------   ----------                 ----------     -------

       Total interest-earning assets             78,261,160    1,401,194       7.16      45,329,787     930,878      8.21
                                                               ---------                                -------

Noninterest-earning assets                        8,846,255                               6,694,176
                                                 ----------                             -----------

       Total assets                            $ 87,107,415                            $ 52,023,963
                                                 ==========                              ==========

Interest-bearing liabilities:
   Savings, NOW and money-market deposit
       accounts                                  38,786,667      262,754       2.71%     22,026,799     198,117      3.60
   Time deposits                                 21,213,028      284,638       5.37      18,575,957     265,350      5.71
                                                 ----------    ---------                 ----------     -------

       Total interest-bearing liabilities        59,999,695      547,392       3.65      40,602,756     463,467      4.57
                                                               ---------                                -------

Noninterest-bearing liabilities                   9,777,768                               4,581,441
Stockholders' equity                             17,329,952                               6,839,766
                                                 ----------                              ----------

       Total liabilities and stockholders'     $ 87,107,415                            $ 52,023,963
                                                 ==========                              ==========
           equity

Net interest income                                          $   853,802                              $ 467,441
                                                               =========                                =======

Interest-rate spread (2)                                                       3.51%                                 3.65%
                                                                               ====                                  ====

Net interest margin (3)                                                        4.36%                                 4.12%
                                                                               ====                                  ====

Ratio of average interest-earning assets to
   average interest-bearing liabilities                1.30                                    1.12
                                                       ====                                    ====



(1) Includes federal funds sold, Federal Home Loan Bank stock and securities purchased under agreements to resell.

(2)        Interest-rate  spread  represents the difference  between the average
           yield  on   interest-earning   assets   and  the   average   rate  of
           interest-bearing liabilities.

(3) Net interest margin is net interest income divided by average interest-earning assets.

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

       Comparison of the Three-Month Periods Ended March 31, 1999 and 1998

Results of Operations:

   General. Net earnings for the three months ended March 31, 1999 were $86,839, or $.03 per basic and diluted share, compared to net earnings for the three months ended March 31, 1998 of $24,201, or $.01 per basic and diluted share. Earnings increased primarily because of asset growth of the Company between March 31, 1998 and March 31, 1999.

   Interest Income and Expense. Interest income was $1.4 million for the three months ended March 31, 1999 compared to $.9 million for the comparable 1998 period. Interest income earned on loans for the 1999 period was $1.0 million compared to $.7 million for the 1998 period. The average loan balance outstanding for the three months ended March 31, 1999 was $48.8 million with a weighted-average yield of 8.45% compared to $29.6 million with a weighted-average yield of 9.59% for the 1998 period. Interest earned on securities for 1999 was $181,000 compared to $58,000 for the 1998 period. For the 1999 period, the average securities portfolio was $13.1 million with a weighted-average yield of 5.54% compared to a $3.7 million with a weighted-average yield of 6.32% for the 1998 period. Other interest income for the 1999 period totaled $.2 million compared to $.2 million for the 1998 period. The average balance of other interest-earning assets was $16.4 million during the 1999 period, with a weighted-average yield of 4.63%.

      Interest expense on deposits amounted to $547,000 for the three months ended March 31, 1999 compared to $463,000 for the 1998 period. The average balance for the three months ended March 31, 1999 was $60.0 million and the weighted-average rate was 3.65% compared to $40.6 million with a weighted-average cost of 4.57% for the 1998 period.

   Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans and general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision for the three months ended March 31, 1999 was $121,000 and the allowance was $574,000 at March 31, 1999.
      Management believes the allowance at March 31, 1999 is adequate.

   Noninterest Expense. Noninterest expense totaled $743,000 for the three months ended March 31, 1999 compared to $460,000 for the 1998 period. Compensation and benefits was the largest noninterest expense amounting to $338,000 for 1999 compared to $223,000 for 1998. All expenses increased primarily because of the asset growth of the Company including the opening of a third banking office.

   Provision for Income Taxes. The income tax provision for the three months ended March 31, 1999 was $37,000 compared to $15,000 for 1998.

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

                                Year 2000 Issues


The Company is acutely aware of the many areas affected by the Year 2000 computer issue and has formed a Year 2000 committee that is charged with oversight of completing the Year 2000 project on a timely basis. Citizens also has a Year 2000 committee which is actively involved in managing the Year 2000 computer challenges, following the guidance provided by its regulatory bodies and documented in the interagency statements issued by the Federal Financial Institutions Examination Council ("FFIEC"). Citizens has a Year 2000 Technology Plan, approved by the Board of Directors, which includes multiple phases, tasks to be completed and target dates for completion. Issues addressed therein include awareness, assessment, renovation, validation, implementation, testing and contingency planning.

Citizens routinely upgrades and purchases technology advanced software and hardware on a continual basis. All future purchases and upgrades will be Year 2000 compliant. Citizens has determined that the cost of making modifications to correct any Year 2000 issues will not substantially affect reported operating results.

Citizens's main service provider considers the awareness phase of its Year 2000 Project to be substantially complete from an internal standpoint. Their assessment phase of its Year 2000 Project is substantially complete for internal mission critical systems.

The testing phase of Citizens's main service provider involves the testing of various internal and external mission critical systems. The service provider is into its testing phase of testing its internal and external mission critical systems and services with Year 2000 date information. The service provider plans to substantially complete testing of mission critical systems and services by June 30, 1999.

Citizens also recognizes the importance of determining if its borrowers are preparing for the Year 2000 problem in a timely manner to avoid deterioration of the loan portfolio solely due to this issue. Significant relationships have been identified and questionnaires have been completed to assess the inherent risks. Deposit customers have received statement stuffers and informational material in this regard. Citizens plans to be prepared on a one-on-one basis with significant borrowers who have been identified as having high Year 2000 risk exposure. Citizens stresses the importance of determining that its major depositors and borrowers are ready to face the Year 2000 problem in order to avoid difficulties surrounding the issue. Citizens plans to continue in its efforts to be active in informing its customers of the Year 2000 issue.

Citizens has developed a contingency plan relative to the Year 2000 issues which addresses a "worst case scenario." The plan covers various options for handling interruptions of the internal and external mission critical systems and services. Citizens, for example, has developed plans for meeting unusually high demands for cash generated by the publicity surrounding the Year 2000 issue. The Contingency Plan will be continuously monitored to incorporate and address various operational elements as needed. Furthermore, Citizens's contingency plan covers systems which can be handled manually on an interim basis. Should outside service providers not be able to provide compliant systems, Citizens will terminate those relationships and transfer to other vendors.

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. The Company has little or no risk related to trading accounts, commodities or foreign exchange.

Management actively monitors and manages its interest rate risk exposure. The primary objective in managing interest-rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company's net interest income and capital, while adjusting the Company's asset-liability structure to obtain the maximum yield-cost spread on that structure. Management relies primarily on its asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates could adversely impact the Company's earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. There have been no significant changes in the Company's market risk exposure since December 31, 1998.

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibits which are marked by a single asterisk (*) were previously filed as a part, and are hereby incorporated by reference from the Company's Registration Statement on Form SB-2, as effective with the Securities and Exchange Commission on December 7, 1995, Registration No. 33-98090. The exhibits which are marked by a double asterisk (**) were previously filed as part of, and are hereby incorporated by reference from the Company's Registration Statement on Form SB-2 as filed with the Securities and Exchange Commission on March 12, 1998, Registration No. 333- 47813. The exhibit marked by a triple asterisk (***) was filed as an exhibit to the Company's for 10-KSB for 1998. The exhibit numbers correspond to the exhibit numbers in the referenced documents.

      Exhibit No.                   Description of Exhibit
      -----------                   ----------------------

        *3.1       Amended and Restated Articles of Incorporation of the Company
                   (Registration Statement)
        *3.2       By-laws of the Company (Registration Statement)
        *4.1       Specimen Common Stock Certificate (Registration Statement)
        *4.2       Specimen Warrant Certificate (Registration Statement)
        *4.4       Company's Warrant Plan (Registration Statement)
        **10.1     1996 Incentive Stock Option Plan
        **10.2     Company's 1998 Directors Stock Option Plan
        **10.3     Employment Contract with Michael A. Micallef, Jr.
        ***22.1    Citizens' 1998 Annual Report
        27         Financial Data Schedule (for SEC use only)

(b) Reports on Form 8-K. There were no Form 8-K's filed during the three months ended March 31, 1999.

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION




                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 CITIZENS COMMUNITY BANCORP, INC.
                                 (Registrant)





Date:    , 1999                  By:     /s/ Richard Storm, Jr.
     ---------------                     -----------------------
                                             Richard Storm, Jr.,
                                                  Chairman of the Board
                                                  and Chief Executive Officer




Date:    , 1999                 By:     /s/ Gregory E. Smith
     ---------------                    ---------------------
                                            Gregory E. Smith,
                                                  Senior Vice President and
                                                  Chief Financial Officer