Form 10QSB
period 1999-06-30
CITIZENS COMMUNITY BANCORP INC
filed 1999-08-12
CIK 1002214

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

 X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1999

     Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ____________ to ______________

Commission file number 000-22547

                        CITIZENS COMMUNITY BANCORP, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

           Florida                                   65-0614044
---------------------------------                -------------------
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

YES  X    NO

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


Common stock, par value $.01 per share                  3,472,111
--------------------------------------         --------------------------------
              (class)                          Outstanding at June 30, 1999


--------------------------------------------------------------------------------

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

                                      INDEX


PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements                                           Page

Condensed  Consolidated  Balance  Sheets  -  June  30,  1999
     (unaudited) and December 31, 1998 .......................................2

Condensed Consolidated  Statements of Earnings Three and Six
     Months ended June 30, 1999 and 1998 (unaudited) .........................3

Condensed  Consolidated  Statement of Stockholders' Equity -
     Six Months ended June 30, 1999 (unaudited) ..............................4

Condensed  Consolidated  Statements of Cash Flows Six Months
     ended June 30, 1999 and 1998 (unaudited) ................................5

Notes  to  Condensed   Consolidated   Financial   Statements
     (unaudited) ...........................................................6-7

Review By Independent Certified Public Accountants ...........................8

Report on Review by Independent Certified Public Accountants..................9

Item 2.  Management's  Discussion  and Analysis of Financial
     Condition and Results of Operations .................................10-15

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds ...........................16

Item 4. Submission of Matters to a Vote of Security  Holders .............16-17

Item 6. Exhibits and Reports on Form 8-K ....................................18

SIGNATURES      .............................................................18


                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets

                                                                              June 30,       December 31,
                                                                              --------       ------------
Assets                                                                          1999            1998
                                                                                ----            ----
                                                                             (unaudited)

Cash and due from banks ................................................   $  4,401,270       5,481,992
Federal funds sold and securities purchase under agreements
        to resell ......................................................      9,578,064      19,181,095
                                                                           ------------      ----------

Cash and cash equivalents ..............................................     13,979,334      24,663,087

Securities held to maturity ............................................     13,024,567       8,499,968
Securities available for sale ..........................................      1,606,778            --
Restricted securities, Federal Home Loan Bank stock, at cost ...........        214,900         127,100
Loans, net of allowance for loan losses of $707,211
and $453,211 ...........................................................     64,638,155      44,932,943
Premises and equipment, net ............................................      3,594,439       3,549,924
Accrued interest receivable and other assets ...........................        729,701         453,104
                                                                           ------------      ----------

Total assets ...........................................................   $ 97,787,874      82,226,126
                                                                           ============      ==========

Liabilities and Stockholders' Equity

Liabilities:
Demand deposits ........................................................      8,747,581       6,365,180
Savings and NOW deposits ...............................................     30,070,250      33,307,881
Money-market deposits ..................................................     14,215,840       4,010,998
Time deposits ..........................................................     26,239,817      20,306,399
                                                                           ------------      ----------

Total deposits .........................................................     79,273,488      63,990,458

Official checks ........................................................        572,334         697,458
Income taxes payable ...................................................         55,498          19,850
Accrued interest payable and other liabilities .........................        353,369         293,832
                                                                           ------------      ----------

Total liabilities ......................................................     80,254,689      65,001,598
                                                                           ------------      ----------

Stockholders' Equity:
Preferred  stock, $.01 value; 2,000,000 shares authorized, none issued or outstanding - Common stock, $.01 par value; 8,000,000 shares authorized,
3,472,111 and 3,455,039 shares issued and outstanding ..................         34,721          34,550
Additional paid-in capital .............................................     19,239,569      19,158,862
Accumulated deficit ....................................................     (1,731,368)     (1,968,884)
Accumulated other comprehensive income (loss) ..........................         (9,737)           --
                                                                           ------------      ----------

Total stockholders' equity .............................................     17,533,185      17,224,528
                                                                           ------------      ----------

Total liabilities and stockholders' equity .............................   $ 97,787,874      82,226,126
                                                                           ============      ==========

See Accompanying Notes to Condensed Consolidated Financial Statements.


                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

                  Condensed Consolidated Statements of Earnings

                                                    Three Months Ended         Six Months Ended
                                                    ------------------         ----------------
                                                         June 30,                  June 30,
                                                     1999         1998        1999         1998
                                                     ----         ----        ----         ----
                                                        (unaudited)              (unaudited)
Interest income:
Loans ........................................   $1,249,903      771,079    2,280,177    1,481,060
Securities ...................................      245,374      158,711      426,103      216,517
Other interest-earning assets ................      134,969      144,925      325,160      308,016
                                                  ---------    ---------    ---------    ---------

Total interest income ........................    1,630,246    1,074,715    3,031,440    2,005,593
                                                  ---------    ---------    ---------    ---------

Interest expense on deposits .................      641,733      533,556    1,189,125      997,023

   Net interest income .......................      988,513      541,159    1,842,315    1,008,570

Provision for loan losses ....................      133,000       15,000      254,000       71,000
                                                  ---------    ---------    ---------    ---------

   Net interest income after provision
     for loan losses .........................      855,513      526,159    1,588,315      937,570
                                                  ---------    ---------    ---------    ---------

Noninterest income:
Other service charges and fees ...............       84,277       59,613      202,319      111,036
Other ........................................       49,152       40,203       64,769       76,647
                                                  ---------    ---------    ---------    ---------

Total noninterest income .....................      133,429       99,816      267,088      187,683
                                                  ---------    ---------    ---------    ---------

Noninterest expense:
Salaries and employee benefits ...............      346,401      242,697      684,611      466,026
Occupancy and equipment ......................      128,634       83,197      234,089      166,947
Professional fees ............................       43,810        8,180       83,594       11,114
Other ........................................      236,640      186,613      495,713      336,806
                                                  ---------    ---------    ---------    ---------

Total noninterest expense ....................      755,485      520,687    1,498,007      980,893
                                                  ---------    ---------    ---------    ---------

Earnings before income taxes .................      233,457      105,288      357,396      144,360

Income taxes .................................       82,780       34,796      119,880       49,796
                                                  ---------    ---------    ---------    ---------

Net earnings .................................   $  150,677       70,492      237,516       94,564
                                                  =========    =========    =========    =========

Earnings per share:
Basic ........................................   $      .04          .04          .07          .05
                                                  =========    =========    =========    =========

Diluted ......................................   $      .04          .03          .07          .05
                                                  =========    =========    =========    =========

Weighted-average number of shares outstanding:
Basic ........................................    3,469,051    1,993,203    3,462,608    1,851,222
                                                  =========    =========    =========    =========

Diluted ......................................    3,563,893    2,048,856    3,555,843    1,906,737
                                                  =========    =========    =========    =========

Dividends per share ..........................   $     --           --           --           --
                                                  =========    =========    =========    =========


See Accompanying Notes to Condensed Consolidated Financial Statements.


                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

            Condensed Consolidated Statement of Stockholders' Equity

                         Six Months Ended June 30, 1999

                                                                                             Accumulated
                                                                                             Other
                                                                                             Compre-
                                           Common Stock          Additional                  hensive        Total
                                     Number of                   Paid-in      Accumulated    Income    Stockholders'
                                       Shares        Amount      Capital        Deficit      (Loss)       Equity
                                       ------        ------      -------        --------     ------       ------
Balance at December 31, 1998         3,455,039   $    34,550    19,158,862    (1,968,884)      --       17,224,528
                                                                              ----------     ------     ----------

Comprehensive income:
Net earnings (unaudited)                  --            --            --         237,516       --          237,516
Net change in unrealized
gain on securities
available for sale
(unaudited)                               --            --            --            --      (9,737)        (9,737)
                                                                              ----------    ------     ----------

Comprehensive income (unaudited)          --            --            --         237,516    (9,737)       227,779

Shares issued under stock
option plan (unaudited)                 17,072           171        80,707          --        --           80,878
                                     ---------   -----------    ----------    ----------    ------     ----------

Balance at June 30, 1999
(unaudited)                          3,472,111   $    34,721    19,239,569    (1,731,368)   (9,737)    17,533,185
                                     =========   ===========    ==========    ==========    ======     ==========



















See Accompanying Notes to Condensed Consolidated Financial Statements.


                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

                                                                                 Six Months Ended
                                                                                      June 30,
                                                                                 ----------------
                                                                              1999             1998
                                                                                    (unaudited)
Cash flows from operating activities:
Net earnings ........................................................   $    237,516          94,564
Adjustments to reconcile net earnings to net cash
  provided by operating activities:
Depreciation ........................................................         53,917          71,374
Provision for loan losses ...........................................        254,000          71,000
Provision for deferred income taxes .................................         41,521          33,418
Net amortization of loan fees, premiums and discounts ...............       (145,514)         55,737
Increase in accrued interest receivable and other assets ............       (276,597)       (223,512)
Increase (decrease) in accrued interest payable and other liabilities         59,537         (22,810)
        Net (decrease) increase in official checks ..................       (125,124)        257,035
                                                                         -----------     -----------

Net cash provided by operating activities ...........................         99,256         336,806
                                                                         -----------     -----------

Cash flows from investing activities:
Purchase of securities available for sale ...........................     (1,632,430)           --
Purchase of securities held to maturity .............................    (22,432,064)     (8,500,000)
Maturities of securities held to maturity ...........................     17,996,627         500,000
Purchase of restricted securities, Federal Home Loan Bank stock .....        (87,800)       (127,100)
Net increase in loans ...............................................    (19,892,818)     (7,963,518)
Purchase of premises and equipment ..................................        (98,432)       (668,886)
                                                                         -----------     -----------

Net cash used in investing activities ...............................    (26,146,917)    (16,759,504)
                                                                         -----------     -----------

Cash flows from financing activities:
Net increase in noninterest-bearing demand,
savings and NOW deposits ............................................      9,349,612       9,690,324
Net increase in time deposits .......................................      5,933,418       3,273,838
Payment of stock offering costs .....................................           --           (78,744)
Sale of common stock ................................................         80,878       6,471,058
                                                                         -----------     -----------

Net cash provided by financing activities ...........................     15,363,908      19,356,476
                                                                         -----------     -----------

Net increase (decrease) in cash and cash equivalents ................    (10,683,753)      2,933,778

Cash and cash equivalents at beginning of period ....................     24,663,087      12,210,577
                                                                         -----------     -----------

Cash and cash equivalents at end of period ..........................   $ 13,979,334      15,144,355
                                                                         ===========     ===========

Supplemental disclosure of cash flow information-
Cash paid during the period for:
Interest ............................................................   $  1,163,952         963,207
                                                                         ===========     ===========

Income taxes ........................................................   $     65,000            --
                                                                         ===========     ===========

See Accompanying Notes to Condensed Consolidated Financial Statements.

        CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (unaudited)

(1) General. In the opinion of the management, the accompanying condensed consolidated financial statements of Citizens Community Bancorp, Inc. and Subsidiaries (the "Company") contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 1999, and the results of operations for the three-month and six-month periods ended June 30, 1999 and 1998 and the cash flows for the six-month periods ended June 30, 1999 and 1998. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

(2) Loan Impairment and Credit Losses. No loans were identified as impaired at June 30, 1999 or June 30, 1998. The activity in the allowance for loan losses was as follows:

                                                     For the Six
                                                     Months Ended
                                                        June 30,
                                                     ------------
                                                   1999           1998
                                                   ----           ----

Balance at beginning of period                  $ 453,211       298,000
Provision charged to earnings                     254,000        71,000
Charge-offs, net of recoveries                       -               -
                                                ---------       -------

Balance at end of period                        $ 707,211       369,000
                                                =========       =======

(3) Earnings Per Share. Earnings per share ("EPS") of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. Prior to the public stock offering in April, 1998, there was no public market for the Company's common stock. For purposes of calculating diluted EPS the $7.50 stock offering price is assumed to be the market price for the three and six months ended June 30, 1998; for 1999 the calculation is based on actual trading activity. For the three and six months ended June 30, 1999 outstanding options are considered dilutive securities for purposes of calculating diluted EPS which is computed using the treasury stock method. All per share amounts reflect the 8% stock dividend effective December 31, 1998. The following table presents the calculations of EPS (dollars in thousands, except per share amounts).

                                        For the Three Months Ended June 30,
                           ----------------------------------------------------------------
                                            1999                           1998
                           --------------------------------- ------------------------------
                             Earnings      Shares  Per Share  Earnings    Shares   Per Share
                           (Numerator) (Denominator) Amount (Numerator)(Denominator) Amount
                           ----------------------------------------------------------------
Basic EPS:
Net earnings available
  to common stockholders    $     151   3,469,051   $   .04   $   70   1,993,203   $   .04
                                                    =======                        =======
Effect of dilutive
  securities-
Incremental shares from
  assumed conversion
  of options                               94,842                         55,653
                                           ------                         ------

Diluted EPS:
Net earnings available
  to common stockholders
  and assumed conversions   $     151   3,563,893   $   .04   $   70   2,048,856   $   .03
                            =========   =========   =======   ======   =========   =======

                                                                     (continued)

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (unaudited)


(3)     Earnings Per Share, Continued.
                                          For the Six Months Ended June 30,
                           ----------------------------------------------------------------
                                            1999                           1998
                           --------------------------------- ------------------------------
                             Earnings      Shares  Per Share  Earnings    Shares   Per Share
                           (Numerator) (Denominator) Amount (Numerator)(Denominator) Amount
                           ----------------------------------------------------------------
Basic EPS:
Net earnings available
  to common stockholders    $     238   3,462,608   $   .07   $   95   1,851,222   $   .05

Effect of dilutive
  securities-
Incremental shares from
  assumed conversion
  of options                               93,235                         55,515

Diluted EPS:
Net earnings available
  to common stockholders
  and assumed conversions   $     238   3,555,843   $   .07   $   95   1,906,737   $   .05

(4) Regulatory Capital. The Citizens Community Bank of Florida (the Company's Banking Subsidiary) ("Citizens") is required to maintain certain minimum regulatory capital requirements. The following is a summary at June 30, 1999 of the regulatory capital requirements and the Bank's capital on a percentage basis:

                                                  Ratios of  Regulatory
                                                   the Bank  Requirement
                                                   --------  -----------

Total capital to risk-weighted assets                12.85%   8.00%

Tier I capital to risk-weighted assets               11.75%   4.00%

Tier I capital to total assets - leverage ratio       7.77%   4.00%

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

               Review by Independent Certified Public Accountants


Hacker, Johnson, Cohen & Grieb PA, the Company's independent certified public accountants, have made a limited review of the financial data as of June 30, 1999, and for the three- and six-month periods ended June 30, 1999 and 1998 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          Report on Review by Independent Certified Public Accountants



The Board of Directors
Citizens Community Bancorp, Inc.
Marco Island, Florida:

     We have reviewed the accompanying condensed consolidated balance sheet of Citizens Community Bancorp, Inc. and Subsidiaries (the "Company") as of June 30, 1999, and the related condensed consolidated statements of earnings for the three- and six-month periods ended June 30, 1999 and 1998, and the condensed consolidated statement of stockholders' equity and cash flows for the six-month period ended June 30, 1999. These financial statements are the responsibility of the Company's management.

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






HACKER, JOHNSON, COHEN & GRIEB PA
Tampa, Florida
July 15, 1999

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations

                Comparison of June 30, 1999 and December 31, 1998

Liquidity and Capital Resources
The Company's primary source of cash during the six months ended June 30, 1999 was from net deposit inflows and maturities of securities held to maturity. Cash was used primarily for loan originations and for the purchase of securities. At June 30, 1999, the Company had outstanding commitments to fund existing and new loans of $21.6 million. It is expected that these requirements will be funded from the sources described above. At June 30, 1999, the Bank exceeded its regulatory liquidity requirements.

The following table shows selected ratios for the periods ended or at the dates indicated:

                                                    Six Months
                                                       Ended   Year Ended
                                                      June 30, December 31,
                                                        1999     1998
                                                        ----     ----
Average equity as a percentage
of average assets ...............................      18.81%   18.91%

Equity to total assets at end of period .........      17.93%   20.95%

Return on average assets (1) ....................        .51%    0.32%

Return on average equity (1) ....................       2.73%    1.71%

Noninterest expense to average assets (1) .......       3.24%    3.04%

Nonperforming loans and foreclosed real estate to
total assets at end of period ...................         NIL      NIL



(1)     Annualized for the six months ended June 30, 1999.

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

The following table sets forth, for the periods indicated, information regarding
(i) the total dollar amount of interest and dividend income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest income; (iv) interest-rate spread; and (v) net interest margin (dollar amounts in thousands).

                                                               Three Months Ended June 30,
                                              ----------------------------------------------------------

                                                           1999                        1998
                                              ------------------------------ ---------------------------
                                                           Interest  Average           Interest  Average
                                              Average        and      Yield/ Average      and     Yield/
                                              Balance     Dividends    Rate  Balance   Dividends   Rate
                                              -------     ---------    ----  -------   ---------   ----
                                                                  (Dollars in thousands)
Interest-earning assets:
Loans                                         $60,690      1,250     8.26%  $34,257       771      9.03%
Securities                                     17,694        245     5.55    10,406       159      6.13
Other interest-earning assets (1)              11,391        135     4.75     9,385       145      6.20
                                               ------        ---             ------       ---

Total interest-earning assets                  89,775      1,630     7.28    54,048     1,075      7.98
                                                           -----                        -----

Noninterest-earning assets                      7,769                         6,209
                                                -----                         -----

Total assets                                  $97,544                       $60,257
                                              =======                       =======

Interest-bearing liabilities:
Savings, NOW and money-market deposit
accounts                                       44,902        309     2.76    27,802       249      3.59
Time deposits                                  24,687        332     5.39    19,744       285      5.79
                                               ------        ---             ------       ---

Total interest-bearing liabilities             69,589        641     3.69    47,546       534      4.50
                                                             ---                          ---

Noninterest-bearing liabilities                10,538                         5,293
Stockholders' equity                           17,417                         7,418

Total liabilities and stockholders'           $97,544                       $60,257
      equity                                  =======                       =======


Net interest income                                        $ 989                        $ 541
                                                           =====                        =====

Interest-rate spread (2)                                             3.59%                         3.48%
                                                                     ====                          ====

Net interest margin (3)                                              4.41%                         4.00%
                                                                     ====                          ====

Ratio of average interest-earning assets to
average interest-bearing liabilities             1.29                          1.14
                                                 ====                          ====

---------------------------------------

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

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

The following table sets forth, for the periods indicated, information regarding
(i) the total dollar amount of interest and dividend income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest income; (iv) interest-rate spread; and (v) net interest margin (dollar amounts in thousands).

                                                               Six Months Ended June 30,
                                              ----------------------------------------------------------

                                                           1999                        1998
                                              ------------------------------ ---------------------------
                                                           Interest  Average           Interest  Average
                                              Average        and      Yield/ Average      and     Yield/
                                              Balance     Dividends    Rate  Balance   Dividends   Rate
                                              -------     ---------    ----  -------   ---------   ----
                                                                  (Dollars in thousands)
Interest-earning assets:
Loans                                         $54,764      2,280     8.40%  $31,956     1,481      9.35%
Securities                                     15,389        426     5.58     7,050       217      6.21
Other interest-earning assets (1)              13,897        325     4.72    10,707       308      5.80
                                               ------        ---             ------       ---

Total interest-earning assets                  84,050      3,031     7.27    49,713     2,006      8.12
                                                           -----                        -----

Noninterest-earning assets                      8,305                         6,450
                                                -----                         -----

Total assets                                  $92,355                       $56,163
                                              =======                       =======

Interest-bearing liabilities:
Savings, NOW and money-market deposit
accounts                                       41,678        573     2.80    24,930       447      3.62
Time deposits                                  23,143        616     5.41    19,163       550      5.79
                                               ------        ---             ------       ---

Total interest-bearing liabilities             64,821      1,189     3.70    44,093       997      4.56
                                                           -----                          ---

Noninterest-bearing liabilities                10,160                         4,939
Stockholders' equity                           17,374                         7,131
                                               ------                         -----

Total liabilities and stockholders'           $92,355                       $56,163
                                              =======                       =======
     equity

Net interest income                                      $ 1,842                      $ 1,009
                                                         =======                      =======

Interest-rate spread (2)                                             3.57%                         3.56%
                                                                     ====                          ====

Net interest margin (3)                                              4.42%                         4.06%
                                                                     ====                          ====

Ratio of average interest-earning assets to
average interest-bearing liabilities             1.30                          1.13
                                                 ====                          ====

------------------------------------------

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

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Results of Operations

       Comparison of the Three-Month Periods Ended June 30, 1999 and 1998


General. Net earnings for the three months ended June 30, 1999 were $150,700 or $.04 basic and diluted earnings per share compared to net earnings of $70,500 or $.04 basic and $.03 diluted earnings per share for the three months ended June 30, 1998. This increase in the Company's net earnings was primarily due to an increase in net interest income and noninterest income and was partially offset by an increase in noninterest expense due to the overall growth of the Company.

Interest Income and Expense. Interest income increased by $555,500 from $1,074,700 for the three months ended June 30, 1998 to $1,630,200 for the three months ended June 30, 1999. Interest income on loans increased $478,900 to $1,249,900 due primarily to an increase in the average loan portfolio balance for the three months ended June 30, 1999. Interest on securities increased to $246,000 due primarily to an increase in the average securities portfolio during the three months ended June 30, 1999. Interest on other interest-earning assets increased to $135,000 due to a increase in the average balance of such assets from 1998 to 1999.

     Interest expense on deposit accounts increased to $641,700 for the three months ended June 30, 1999 from $533,600 for the three months ended June 30, 1998. Interest expense increased primarily because of an increase in the average balance from 1998 to 1999.

     Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the estimated collectibility of the Company's loan portfolio. The provision for the three months ended June 30, 1999 and 1998 was $133,000 and $15,000, respectively. The increase in the provision for loan losses in 1999 is primarily due to the higher level of loan originations. Management believes the balance in the allowance for loan losses of $707,200 at June 30, 1999 is adequate.

Noninterest Income. Total noninterest income increased to $133,400 in 1999 from $99,800 in the same period in 1998. The primary reason for the improvement was increased fees and service charges and the growth in deposit accounts.

Noninterest Expense. Total noninterest expense increased $234,800 to $755,500 for the three months ended June 30, 1999 from $520,700 for the three months ended June 30, 1998, primarily due to an increase in employee compensation and benefits of $103,700, increased occupancy and equipment expenses of $45,400 as well as an increase in other noninterest expense of $50,000 all due to the opening of the third branch office in the third quarter of 1998 and the continued growth of the Company.

Provision for Income Taxes.  The income tax provision for the three months ended
     June 30, 1999 was $82,780 (an effective rate of 35.5%) compared to $34,800 (an effective rate of 33.1%) for the comparable 1998 period.

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Results of Operations:

        Comparison of the Six-Month Periods Ended June 30, 1999 and 1998

General. Net earnings  for the six months  ended June 30, 1999 were  $237,500 or
     $.07 basic and diluted earnings per share compared to $94,600 or $.05 basic and diluted earnings per share for the six months ended June 30, 1998. This increase in the Company's net earnings was primarily due to the year-over-year growth in the Company which resulted in an increase in net interest income, partially offset by an increase in noninterest expenses and the provision for loan losses.

Interest Income and Expense. Interest income increased by $1,025,800 from $2,005,600 for the six months ended June 30, 1998 to $3,031,400 for the six months ended June 30, 1999. Interest income on loans increased $799,100 to $2,280,200 due primarily to an increase in the average loan portfolio balance for the six months ended June 30, 1999. Interest on securities increased $209,600 to $426,100 due primarily to an increase in the average securities portfolio during the six months ended June 30, 1999. Interest on other interest-earning assets increased $17,200 to $325,200 primarily due to an increase in the average balance of securities purchased under agreements to resell and partially offset by a decrease in the average rate on other interest-earning assets.

     Interest expense on deposit accounts increased to $1,189,100 for the six months ended June 30, 1999 from $997,000 for the six months ended June 30, 1998. The rate of growth of interest expense was less than the interest income as a result of the Bank's successful efforts to generate low cost core deposit accounts.

Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the estimated collectibility of the Company's loan portfolio. The provision increased to $254,000 for the six months ended June 30, 1999 from $71,000 for the six months ended June 30, 1998. The increase in the provision for loan losses in 1999 is primarily due to the higher level of loan orgination during the first six months of 1999.

Noninterest Income. Total noninterest income increased to $267,100 in 1999 from $187,700 in the 1998 period. The primary reason for the increase was increased fees and service charges on increased deposit accounts.

Noninterest Expense. Total noninterest expense increased $517,100 to $1,498,000 for the six months ended June 30, 1999 from $980,900 for the six months ended June 30, 1998, primarily due to an increase in employee compensation and benefits of $218,600 an increase in occupancy and equipment expense of $67,100, and an increase in other noninterest expense of $158,900 all due to the overall growth of the Company during 1999 compared to 1998.

Provision for Income  Taxes.  The income tax  provision for the six months ended
     June 30, 1999 was $119,880 (an effective rate of 33.6%) compared to $49,800 (an effective rate of 34.5%) for the comparable 1998 period.

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

                                Year 2000 Issues


     The Company is acutely aware of the many areas affected by the Year 2000 computer issue and has formed a Year 2000 committee that is charged with oversight of completing the Year 2000 project on a timely basis. Citizens Community Bank ("Citizens") also has a Year 2000 committee which is actively involved in managing the Year 2000 computer challenges, following the guidance provided by its regulatory bodies and documented in the interagency statements issued by the Federal Financial Institutions Examination Council ("FFIEC"). Citizens has a Year 2000 Technology Plan, approved by the Board of Directors, which includes multiple phases, tasks to be completed and target dates for completion. Issues addressed therein include awareness, assessment, renovation, validation, implementation, testing and contingency planning.

     Citizens routinely upgrades and purchases technology advanced software and hardware on a continual basis. All future purchases and upgrades will be Year 2000 compliant. Citizens has determined that the cost of making modifications to correct any Year 2000 issues will not substantially affect reported operating results.

     Citizens' main service provider considers the awareness phase of its Year 2000 Project to be substantially complete from an internal standpoint. Their assessment phase of its Year 2000 Project is substantially complete for internal mission critical systems.

     The testing phase of Citizens' main service provider involves the testing of various internal and external mission critical systems. The service provider is into its testing phase of testing its internal and external mission critical systems and services with Year 2000 date information. The service provider substantially completed testing of mission critical systems and services as of June 30, 1999.

     Citizens also recognizes the importance of determining if its customers are preparing for the Year 2000 problem in a timely manner to avoid deterioration of the loan portfolio solely due to this issue. Significant relationships have been identified and questionnaires have been completed to assess the inherent risks. Customers have received statement stuffers and informational material in this regard. Citizens plans to be prepared on a one-on-one basis with significant borrowers who have been identified as having high Year 2000 risk exposure. Citizens stresses the importance of determining that its major depositors and borrowers are ready to face the Year 2000 problem in order to avoid difficulties surrounding the issue. Citizens plans to continue in its efforts to be active in informing its customers of the Year 2000 issue.

     Citizens has developed a contingency plan relative to the Year 2000 issues which addresses a "worst case scenario." The plan covers various options for handling interruptions of the internal and external mission critical systems and services. Citizens, for example, has developed plans for meeting unusually high demands for cash generated by the publicity surrounding the Year 2000 issue. The Contingency Plan will be continuously monitored to incorporate and address various operational elements as needed. Furthermore, Citizens' contingency plan covers systems which can be handled manually on an interim basis. Should outside service providers not be able to provide compliant systems, Citizens will terminate those relationships and transfer to other vendors.

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES


                           PART II. OTHER INFORMATION

     Item 2. Changes in Securities and Use of Proceeds

     The following sales of shares of Citizens Community Bancorp common stock, par value $0.01 per share ("Citizens Community Bancorp"), were not registered pursuant to the Securities Act of 1933, as amended (the "Securities Act"), but were issued pursuant to the exemptions indicated below:

     During the six months ended June 30, 1999, four former employees of Citizens Community Bancorp, pursuant to the exercise of options, purchased an aggregate of 17,072 shares of Citizens Community Bancorp stock, for an aggregate price of $80,878. This transaction was made in reliance on the exemption set forth in Section 4(2) of the Securities Act.

     Proceeds from the sale of the above securities were used for general corporate purpose.

     Item 4. Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Shareholders (the "Annual Meeting") of the Company, was held on April 20, 1999, to consider the election of three directors to three-year terms, the amendment to the Articles of Incorporation to eliminate staggered terms for directors in future elections, the ratification of the appointment of the Company's independent auditors for the year ending December 31, 1999 and to approve adjournment of the annual meeting to solicit additional proxies.

     At the Annual Meeting, 2,702,184 shares were present in person or by proxy. The following is a summary and tabulation of the matters that were voted upon at the Annual Meeting:

Proposal I.

The election of directors:
                          For         %     Withhold     %
                          ---        --     --------    --

Steven A. McLaughlin   2,683,770     99.3    18,414     .7
Richard Storm, Jr      2,688,522     99.5    13,662     .5
John G. Wolf           2,684,634     99.4    17,550     .6

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Proposal II:

To approve the Amendment to Article VIII, Section 3, of the Articles of Incorporation, to eliminate staggered terms for directors in future elections.

        For          %    Against       %     Abstain     %    Non-Vote    %
     ---------     ----    ------      ---     ------    --    -------   ----

     2,277,030     84.3    61,532      2.3     22,572    .8    341,050   12.6

Proposal III:

Ratification of the appointment of Hacker, Johnson, Cohen & Grieb PA as independent auditors of Citizens for fiscal year ending December 31, 1999.

                    For             %   Against    %     Abstain   %
                  ---------       ----    -----   --      ------  ---

                  2,669,460       98.8    5,508   .2      27,216  1.0

Proposal IV:

To approve the adjournment of the Annual Meeting to solicit additional proxies in the event that there are not sufficient votes to approve one or more of the foregoing proposals.

                    For             %   Against    %     Abstain   %
                  ---------       ----  -------   --     -------  ---

                  2,615,840       96.8  61,936   2.3      24,408  .9

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibits which are marked by a single asterisk (*) were previously filed as a part, and are hereby incorporated by reference from the Company's Registration Statement on Form SB-2, as effective with the Securities and Exchange Commission on December 7, 1995, Registration No. 33-98090. The exhibits which are marked by a double asterisk (**) were previously filed as part of, and are hereby incorporated by reference from the Company's Registration Statement on Form SB-2 as filed with the Securities and Exchange Commission on March 12, 1998, Registration No. 333-47813. The exhibit marked by a triple asterisk (***) was filed as an exhibit to the Company's Form 10-KSB for 1998. The exhibit numbers correspond to the exhibit numbers in the referenced documents.

Exhibit No.     Description of Exhibit

*3.1      Amended and Restated Articles of Incorporation of the Company
               (Registration Statement)
*3.2      By-laws of the Company (Registration Statement)
*4.1      Specimen Common Stock Certificate (Registration Statement)
**10.1    1996 Incentive Stock Option Plan
**10.2    Company's 1998 Directors Stock Option Plan
27        Financial Data Schedule (for SEC use only)

(b) Reports on Form 8-K. There were no Form 8-K's filed during the three months ended June 30, 1999.

        SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CITIZENS COMMUNITY BANCORP, INC.
(Registrant)




Date:            , 1999                 By:      /s/ Richard Storm, Jr.
     -------------------                   ------------------------------------
                                                 Richard Storm, Jr.,
                                                 Chairman of the Board
                                                 and Chief Executive Officer



Date:            , 1999                 By:      /s/ Gregory E. Smith
     -------------------                   ------------------------------------
                                                 Gregory E. Smith,
                                                 Senior Vice President and
                                                 Chief Financial Officer