Form 10QSB
period 1999-09-30
CITIZENS COMMUNITY BANCORP INC
filed 1999-11-12
CIK 1002214

--------------------------------------------------------------------------------


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
(Mark One)

 X   Quarterly report under Section 13 or 15(d) of the
---- Securities Exchange Act of 1934

For the quarterly period ended September 30, 1999

     Transition report under Section 13 or 15(d) of the Exchange Act
----
For the transition period from           to
                              -----------  ------------
Commission file number 33-98090
                       --------


                        CITIZENS COMMUNITY BANCORP, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

        Florida                                          65-0614044
----------------------------                         ----------------
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


YES  X    NO


   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


Common stock, par value $.01 per share                    3,472,543
--------------------------------------          ----------------------------
              (class)                         Outstanding at September 30, 1999



--------------------------------------------------------------------------------

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

                                      INDEX

PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements                                                                              Page

     Condensed Consolidated Balance Sheets -
       September 30, 1999 (unaudited) and December 31, 1998.....................................................2

     Condensed Consolidated Statements of Earnings -
       Three and Nine Months ended September 30, 1999 and 1998 (unaudited)......................................3

     Condensed Consolidated Statement of Stockholders' Equity -
       Nine Months ended September 30, 1999 (unaudited).........................................................4

     Condensed Consolidated Statements of Cash Flows -
       Nine Months ended September 30, 1999 and 1998 (unaudited)................................................5

     Notes to Condensed Consolidated Financial Statements (unaudited).........................................6-7

     Review By Independent Certified Public Accountants.........................................................8

     Report on Review by Independent Certified Public Accountants...............................................9

   Item 2. Management's Discussion and Analysis or Plan of Operations.......................................10-15

PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings..................................................................................16

   Item 2.  Changes in Securities and Use of Proceeds..........................................................16

   Item 5.  Other Information..................................................................................16

   Item 6.  Exhibits and Reports on Form 8-K...................................................................17

SIGNATURES.....................................................................................................18

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES


                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets

                                                                                       September 30,       December 31,
    Assets                                                                                1999                 1998
                                                                                          ----                 ----
                                                                                      (unaudited)

Cash and due from banks...........................................................   $    4,158,948          5,481,992
Federal funds sold and securities purchase under agreements
    to resell   ..................................................................       10,220,971         19,181,095
                                                                                       ------------         ----------

            Cash and cash equivalents.............................................       14,379,919         24,663,087

Securities held to maturity.......................................................       13,000,000          8,499,968
Securities available for sale.....................................................        2,769,913             -
Federal Home Loan Bank stock, at cost.............................................          214,900            127,100
Loans, net of allowance for loan losses of $807,462
    and $453,211    ..............................................................       71,272,448         44,932,943
Premises and equipment, net.......................................................        4,719,696          3,549,924
Accrued interest receivable and other assets......................................          682,326            453,104
                                                                                        -----------         ----------

            Total assets..........................................................    $ 107,039,202         82,226,126
                                                                                        ===========         ==========

    Liabilities and Stockholders' Equity

Liabilities:
    Noninterest-bearing demand deposits...........................................        8,114,049          6,365,180
    Savings and NOW deposits......................................................       32,300,481         33,307,881
    Money-market deposits.........................................................       15,152,677          4,010,998
    Time deposits   ..............................................................       32,178,562         20,306,399
                                                                                        -----------         ----------

            Total deposits........................................................       87,745,769         63,990,458

    Official checks ..............................................................        1,057,325            697,458
    Income taxes payable..........................................................           53,860             19,850
    Accrued interest payable and other liabilities................................          433,281            293,832
                                                                                        -----------         ----------

            Total liabilities.....................................................       89,290,235         65,001,598
                                                                                        -----------         ----------

Stockholders' Equity:
    Preferred stock, $.01 value; 2,000,000 shares authorized,
        none issued or outstanding................................................           -                  -
    Common stock, $.01 par value; 8,000,000 shares authorized,
        3,472,543 and 3,455,039 shares issued and outstanding.....................           34,725             34,550
    Additional paid-in capital....................................................       19,242,566         19,158,862
    Accumulated deficit...........................................................       (1,522,178)        (1,968,884)
    Accumulated other comprehensive income (loss).................................           (6,146)            -
                                                                                        -----------         ----------

            Total stockholders' equity............................................       17,748,967         17,224,528
                                                                                        -----------         ----------

            Total liabilities and stockholders' equity............................    $ 107,039,202         82,226,126
                                                                                        ===========         ==========


See Accompanying Notes to Condensed Consolidated Financial Statements.

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES


                  Condensed Consolidated Statements of Earnings



                                                     Three Months Ended        Nine Months Ended
                                                        September 30,            September 30,
                                                        -------------            -------------
                                                     1999          1998       1999            1998
                                                     ----          ----       ----            ----
                                                         (unaudited)              (unaudited)
Interest income:
    Loans                                        $1,430,116      791,158    3,710,293    2,272,218
    Securities                                      228,659      159,568      654,762      376,085
    Other interest-earning assets                   156,066      190,721      481,226      498,737
                                                 ----------   ----------   ----------   ----------

        Total interest income                     1,814,841    1,141,447    4,846,281    3,147,040

Interest expense on deposits                        755,682      527,604    1,944,807    1,524,627
                                                 ----------   ----------   ----------   ----------

Net interest income                               1,059,159      613,843    2,901,474    1,622,413

        Provision for loan losses                   103,000       36,500      357,000      107,500
                                                 ----------   ----------   ----------   ----------

Net interest income after provision for
    loan losses                                     956,159      577,343    2,544,474    1,514,913
                                                 ----------   ----------   ----------   ----------

Noninterest income:
    Service charges and fees                        113,485       74,112      315,804      185,148
    Other                                            25,956       43,346       90,725      119,994
                                                 ----------   ----------   ----------   ----------

        Total noninterest income                    139,441      117,458      406,529      305,142
                                                 ----------   ----------   ----------   ----------

Noninterest expense:
    Salaries and employee benefits                  392,778      283,753    1,077,389      749,779
    Occupancy and equipment                         119,085      107,074      353,174      274,021
    Advertising                                      38,958       35,559      117,668       85,383
    Professional fees                                34,812       14,582      118,406       25,696
    Office supplies                                  26,316       27,644       87,164       80,782
    Data processing                                  54,970       41,379      165,391      109,977
    Other                                            93,293       19,934      339,027      185,180
                                                 ----------   ----------   ----------   ----------

        Total noninterest expense                   760,212      529,925    2,258,219    1,510,818
                                                 ----------   ----------   ----------   ----------

Earnings before income taxes                        335,388      164,876      692,784      309,237

        Income taxes                                126,198       61,703      246,078      111,499
                                                 ----------   ----------   ----------   ----------

Net earnings                                     $  209,190      103,173      446,706      197,738
                                                 ==========   ==========   ==========   ==========

Earnings per share:
    Basic                                        $      .06          .03          .13          .07
                                                 ==========   ==========   ==========   ==========

    Diluted                                      $      .06          .03          .13          .06
                                                 ==========   ==========   ==========   ==========

Weighted-average number of shares outstanding:
    Basic                                         3,472,327    3,189,007    3,465,974    2,997,361
                                                 ==========   ==========   ==========   ==========

    Diluted                                       3,549,897    3,231,857    3,545,901    3,060,656
                                                 ==========   ==========   ==========   ==========

Dividends per share                              $      --           --           --           --
                                                 ==========   ==========   ==========   ==========





See Accompanying Notes to Condensed Consolidated Financial Statements.

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES


            Condensed Consolidated Statement of Stockholders' Equity

                   Nine-Month Period Ended September 30, 1999


                                                                                                       Accumulated
                                                                                                       Other
                                                                                                       Compre-
                                               Common Stock           Additional                       hensive         Total
                                          Number of                     Paid-in        Accumulated     Income       Stockholders'
                                            Shares         Amount       Capital         Deficit        (Loss)          Equity
                                            ------         ------       -------         -------        ------          ------

Balance at December 31, 1998              3,455,039       $ 34,550      19,158,862     (1,968,884)        -         17,224,528
                                                                                                                    ----------

Comprehensive income:
     Net earnings (unaudited)                  -              -               -           446,706        -             446,706
     Net change in unrealized
          gain on securities
          available for sale
          (unaudited)                         -               -               -            -           (6,146)          (6,146)
                                                                                                                  ------------

Comprehensive income (unaudited)                                                                                       440,560

Shares issued under stock
     option plan (unaudited)                 17,504            175          83,704         -             -              83,879
                                         ----------      ---------     -----------  -------------    --------     ------------

Balance at September 30, 1999
     (unaudited)                          3,472,543       $ 34,725      19,242,566     (1,522,178)     (6,146)     17,748,967
                                          =========         ======      ==========      =========       =====      ==========






















See Accompanying Notes to Condensed Consolidated Financial Statements.

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows



                                                                                                Nine Months Ended
                                                                                                  September 30,
                                                                                             ---------------------
                                                                                             1999             1998
                                                                                             ----             ----
                                                                                                (unaudited)
Cash flows from operating activities:
    Net earnings                                                                      $     446,706           197,738
    Adjustments to reconcile net earnings to net cash
      provided by operating activities:
        Depreciation                                                                        161,074           107,950
        Provision for loan losses                                                           357,000           107,500
        Provision for deferred income taxes                                                  37,718           113,581
        Net amortization of loan fees, premiums and discounts                              (156,471)           85,665
        Increase in accrued interest receivable and other assets                           (229,222)         (128,084)
        Increase in accrued interest payable and
            other liabilities                                                               139,449            57,365
        Net increase in official checks                                                     359,867           720,700
                                                                                       ------------        ----------

                Net cash provided by operating activities                                 1,116,121         1,262,415
                                                                                        -----------         ---------

Cash flows from investing activities:
    Net increase in loans                                                               (26,599,689)      (12,764,530)
    Purchases of securities available for sale                                           (2,879,927)           -
    Purchase of securities held to maturity                                             (22,432,064)       (8,500,000)
    Maturities of securities held to maturity                                            17,996,627         2,999,806
    Principal paydowns of securities available for sale                                      95,220            -
    Purchase of Federal Home Loan Bank stock                                                (87,800)         (127,100)
    Purchase of premises and equipment                                                   (1,330,846)         (826,892)
                                                                                        -----------       ------------

                Net cash used in investing activities                                   (35,238,479)      (19,218,716)
                                                                                         ----------        ----------

Cash flows from financing activities:
    Net increase in deposits                                                             23,755,311        10,077,938
    Payment of stock offering costs                                                          -                (76,745)
    Common stock issued                                                                      83,879        10,314,809
                                                                                       ------------        ----------

                Net cash provided by financing activities                                23,839,190        20,316,002
                                                                                         ----------        ----------

Net (decrease) increase in cash and cash equivalents                                    (10,283,168)        2,359,701

Cash and cash equivalents at beginning of period                                         24,663,087        12,210,577
                                                                                         ----------        ----------

Cash and cash equivalents at end of period                                             $ 14,379,919        14,570,278
                                                                                         ==========        ==========

Supplemental  disclosure of cash flow  information:
    Cash paid during the period for:
        Interest                                                                      $   1,819,563         1,466,382
                                                                                        ===========        ==========

        Income taxes                                                                 $      195,000            -
                                                                                       ============        ==========



See Accompanying Notes to Condensed Consolidated Financial Statements.

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES


        Notes to Condensed Consolidated Financial Statements (unaudited)

(1) General. In the opinion of management, the accompanying condensed consolidated financial statements of Citizens Community Bancorp, Inc. and Subsidiaries (the "Company") contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 1999, and the results of operations for the three-month and nine-month periods ended September 30, 1999 and 1998 and the cash flows for the nine-month periods ended September 30, 1999 and 1998. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

(2) Loan Impairment and Credit Losses. No loans were identified as impaired at September 30, 1999 or September 30, 1998. The activity in the allowance for loan losses was as follows:

                                                                   For the Three                    For the Nine
                                                                    Months Ended                    Months Ended
                                                                   September 30,                   September 30,
                                                                   -------------                   -------------
                                                               1999             1998            1999            1998
                                                               ----             ----            ----            ----
                                                                    (Unaudited)                    (Unaudited)

                Balance at beginning of period               $ 707,211          369,000         453,211       298,000
                Provision charged to earnings                  103,000           36,500         357,000       107,500
                Charge-offs                                     (2,749)          -               (2,749)       -
                                                             ---------          -------         -------       -------

                Balance at end of period                     $ 807,462          405,500         807,462       405,500
                                                               =======          =======         =======       =======


(3) Earnings Per Share. Earnings per share ("EPS") of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. Prior to the public stock offering in April, 1998, there was no public market for the Company=s common stock. For purposes of calculating diluted EPS the $7.50 stock offering price is assumed to be the market price for the three and nine months ended September 30, 1998; for 1999 the calculation is based on actual trading activity. For the three and nine months ended September 30, 1999 outstanding options are considered dilutive securities for purposes of calculating diluted EPS which is computed using the treasury stock method. All per share amounts reflect the 8% stock dividend effective December 31, 1998. The following table presents the calculations of EPS (dollars in thousands, except per share amounts).

                                                   For the Three Months Ended September 30,
                    --------------------------------------------------------------------------------------------------------
                                                        1999                                   1998
                    --------------------------------------------------------------------------------------------------------
                                      Earnings     Shares        Per Share      Earnings        Shares      Per Share
                                     (Numerator)   (Denominator)    Amount     (Numerator)   (Denominator)     Amount
                                     -----------   -------------    ------     -----------   -------------     ------
        Basic EPS:
            Net earnings available
              to common stockholders       $ 209       3,472,327     $ .06           $ 103       3,189,007      $ .03
                                                                       ===                                        ===

        Effect of dilutive securities-
            Incremental shares from
              assumed conversion
              of options                                  77,570                                    42,850
                                                       ---------                                ----------

        Diluted EPS:
            Net earnings available
              to common stockholders
              and assumed conversions      $ 209       3,549,897     $ .06           $ 103       3,231,857      $ .03
                                             ===       =========       ===             ===       =========        ===

                                                                     (continued)

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES


        Notes to Condensed Consolidated Financial Statements (unaudited)


(3) Earnings Per Share, Continued.

                                                   For the Nine Months Ended September 30,
                                  ---------------------------------------------------------------------------------------
                                              1999                                                     1998
                                  ---------------------------------------------------------------------------------------
                                      Earnings     Shares        Per Share      Earnings        Shares      Per Share
                                     (Numerator)   (Denominator)    Amount     (Numerator)   (Denominator)     Amount
                                     -----------   -------------    ------     -----------   -------------     ------
        Basic EPS:
            Net earnings available
              to common
              stockholders                 $ 447       3,465,974     $ .13           $ 198       2,997,361      $ .07
                                                                       ===                                        ===

        Effect of dilutive securities-
            Incremental shares from
              assumed conversion
              of options                                  79,927                                   63,295
                                                       ---------                               ----------

        Diluted EPS:
            Net earnings available
              to common stockholders
              and assumed conversions      $ 447       3,545,901     $ .13           $ 198       3,060,656      $ .06
                                             ===       =========       ===             ===       =========        ===

(4) Regulatory Capital. The Citizens Community Bank of Florida (the primary operating subsidiary) is required to maintain certain minimum regulatory capital requirements. The following is a summary at September 30, 1999 of the regulatory capital requirements and the Bank's capital on a percentage basis:


                                                                                            Ratios of     Regulatory
                                                                                             the Bank     Requirement
                                                                                             --------     -----------

                Total capital to risk-weighted assets                                          12.86%           8.00%

                Tier I capital to risk-weighted assets                                         11.76%           4.00%

                Tier I capital to total assets - leverage ratio                                 8.17%           4.00%

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES


               Review by Independent Certified Public Accountants



Hacker, Johnson, Cohen & Grieb PA, the Company's independent certified public accountants, have made a limited review of the financial data as of September 30, 1999, and for the three- and nine-month periods ended September 30, 1999 and 1998 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          Report on Review by Independent Certified Public Accountants



The Board of Directors
Citizens Community Bancorp, Inc.
Marco Island, Florida:

    We have reviewed the accompanying condensed consolidated balance sheet of Citizens Community Bancorp, Inc. and Subsidiaries (the "Company") as of September 30, 1999, and the related condensed consolidated statements of earnings for the three- and nine-month periods ended September 30, 1999 and 1998, and the condensed consolidated statement of stockholders' equity for the nine month period ended September 30, 1999 and cash flows for the nine-month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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






HACKER, JOHNSON, COHEN & GRIEB PA
Tampa, Florida
October 22, 1999

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES


                  Item 2. Management's Discussion and Analysis
                              or Plan of Operations

             Comparison of September 30, 1999 and December 31, 1998


Liquidity and Capital Resources
    The Company's primary source of cash during the nine months ended September 30, 1999 was from net deposit inflows. Cash was used primarily for loan originations and for the purchase of securities. At September 30, 1999, the Company had outstanding commitments to fund existing and new loans of $14.6 million. It is expected that these requirements will be funded from the sources described above. At September 30, 1999, the Bank exceeded its regulatory liquidity requirements.

    The following table shows selected ratios for the periods ended or at the dates indicated:

                                                                                   Nine Months
                                                                                     Ended               Year Ended
                                                                                  September 30,         December 31,
                                                                                      1999                 1998
                                                                                 --------------        -------------
        Average equity as a percentage
           of average assets...............................................           18.01%              18.91%

        Equity to total assets at end of period............................           16.58%              20.95%

        Return on average assets (1).......................................            0.61%               0.32%

        Return on average equity (1).......................................            3.41%               1.71%

        Noninterest expense to average assets (1)..........................            3.10%               3.04%

        Nonperforming loans and foreclosed real estate to
           total assets at end of period...................................             NIL                NIL


        (1)  Annualized for the nine months ended September 30, 1999.

                                      -10

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

                                                                       Three Months Ended September 30,
                                               -----------------------------------------------------------------------------
                                                                   1999                                1998
                                               -----------------------------------------------------------------------------
                                                              Interest       Average                  Interest    Average
                                                 Average        and           Yield/     Average        and        Yield/
                                                 Balance      Dividends       Rate       Balance     Dividends      Rate
                                                 -------      ---------       ----       -------     ---------      ----
                                                                       (Dollars in thousands)
Interest-earning assets:
   Loans                                         $   68,456        1,430        8.29%      $ 35,072         791       8.95%
   Securities                                        15,205          229        6.02         10,125         160       6.27
   Other interest-earning assets (1)                 12,991          156        4.76         11,297         191       6.71
                                                  ---------       ------                    -------      ------

       Total interest-earning assets                 96,652        1,815        7.45         56,494       1,142       8.02
                                                                   -----                                  -----

Noninterest-earning assets                            9,420                                   6,491
                                                  ---------                                 -------

       Total assets                               $ 106,072                               $ 62,985
                                                    =======                                 ======

Interest-bearing liabilities:
   Savings, NOW and money-market deposit
       accounts                                      46,839          354        3.00         23,519         254       4.28
   Time deposits                                     30,952          402        5.15         19,192         274       5.66
                                                    -------       ------                     ------      ------

       Total interest-bearing liabilities            77,791          756        3.86         42,711         528       4.91
                                                                  ------                                 ------

Noninterest-bearing liabilities                      10,644                                   7,949
Stockholders' equity                                 17,637                                  12,325
                                                    -------                                  ------

       Total liabilities and stockholders'        $ 106,072                                $ 62,985
                                                    =======                                  ======
           equity

Net interest income                                              $ 1,059                               $    614
                                                                   =====                                 ======

Interest-rate spread (2)                                                        3.59%                                 3.12%
                                                                                ====                                  ====

Net interest margin (3)                                                         4.35%                                 4.35%
                                                                                ====                                  ====

Ratio of average interest-earning assets to
   average interest-bearing liabilities                1.24                                   1.32
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

                                                                          Nine Months Ended September 30,
                                                  ---------------------------------------------------------------------------
                                                                   1999                                   1998
                                                  ---------------------------------------------------------------------------
                                                                 Interest       Average                  Interest    Average
                                                    Average        and           Yield/     Average        and       Yield/
                                                    Balance      Dividends       Rate       Balance     Dividends    Rate
                                                    -------      ---------       ----       -------     ---------    ----
                                                                                 (Dollars in thousands)
Interest-earning assets:
   Loans                                          $  59,378        3,710        8.35%      $ 32,082       2,272      9.47%
   Securities                                        15,327          655        5.71          8,086         376      6.22
   Other interest-earning assets (1)                 13,592          481        4.73         10,654         499      6.26
                                                    -------       ------                     ------      ------

       Total interest-earning assets                 88,297        4,846        7.34         50,822       3,147      8.28
                                                                   -----                                  -----

Noninterest-earning assets                            8,680                                   6,539
                                                    -------                                 -------

       Total assets                                $ 96,977                               $ 57,361
                                                     ======                                 ======

Interest-bearing liabilities:
   Savings, NOW and money-market deposit
       accounts                                      43,417          926        2.85         23,842         701      3.93
   Time deposits                                     25,775        1,019        5.29         19,173         824      5.75
                                                     ------        -----                     ------      ------

       Total interest-bearing liabilities            69,192        1,945        3.76         43,015       1,525      4.74
                                                                   -----                                  -----

Noninterest-bearing liabilities                      10,323                                   4,823
Stockholders' equity                                 17,462                                   9,523
                                                     ------                                 -------

       Total liabilities and stockholders'         $ 96,977                                $ 57,361
                                                     ======                                  ======
           equity

Net interest income                                              $ 2,901                                $ 1,622
                                                                   =====                                  =====

Interest-rate spread (2)                                                        3.58%                                3.54%
                                                                                ====                                 ====

Net interest margin (3)                                                         4.39%                                4.26%
                                                                                ====                                 ====

Ratio of average interest-earning assets to
   average interest-bearing liabilities                1.28                                    1.18
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

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES


     Comparison of the Three-Month Periods Ended September 30, 1999 and 1998

Results of Operations:

   General. Net earnings for the three months ended September 30, 1999 were $209,190 or $.06 per basic and diluted share compared to net earnings of $103,173 or $.03 per basic and diluted share for the three months ended September 30, 1998. This increase in the Company's net earnings was primarily due to an increase in net interest income, partially offset by an increase in noninterest expense due to the overall growth of the Company. Per share amounts reflect the 8% stock dividend effective December 31, 1998.

   Interest Income and Expense. Interest income increased by $673,394 from $1,141,447 for the three months ended September 30, 1998 to $1,814,841 for the three months ended September 30, 1999. Interest income on loans increased $638,958 to $1,430,116 in 1999 due to an increase in the average loan portfolio balance for the three months ended September 30, 1999 to $68.5 million compared to $35.1 million during the 1998 period partially offset by a decrease in the weighted-average yield from 8.95% in 1998 to 8.34% in 1999. Interest on securities increased $69,091 to $228,659 in 1999 due to a increase in the average securities portfolio during the three months ended September 30, 1999 to $15.2 million from $10.1 million during 1998. Interest on other interest-earning assets decreased $34,655 to $156,066 in 1999 due to a decrease in the average yield of such assets from 1998 to 1999.

      Interest expense on deposit accounts increased to $755,682 for the three months ended September 30, 1999 from $527,604 for the three months ended September 30, 1998. Interest expense increased primarily because of an increase in the average balance from 1998 to 1999. The average balance for the three months ended September 30, 1999 was $77.8 million compared to $42.7 million during 1998.

   Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision for the three months ended September 30, 1999 and 1998 was $103,000 and $36,500, respectively. Management believes the balance in the allowance for loan losses of $807,462 at September 30, 1999 is adequate.

   Noninterest Income. Noninterest income increased to $139,441 in 1999 from $117,458 in 1998 primarily because of increases in service charges on deposit accounts and a higher level of deposit accounts in 1999.

   Noninterest Expense. Total noninterest expense increased $230,287 to $760,212 for the three months ended September 30, 1999 from $529,925 for the three months ended September 30, 1998, primarily due to an increase in employee compensation and benefits of $109,025 as well as an increase in other noninterest expense and occupancy and equipment expense all due to the overall growth of the Company.

   Provision for Income  Taxes.  The income tax  provision  for the three months ended September 30, 1999 was $126,198, an effective rate of 37.63% compared to $61,703, an effective rate of 37.4% for the comparable 1998 period.

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES


     Comparison of the Nine-Month Periods Ended September 30, 1999 and 1998


Results of Operations:

   General. Net earnings for the nine months ended September 30, 1999 were $446,706 or $.13 per basic and diluted share compared to net earnings of $197,738 or $.07 per basic and $.06 per diluted share for the nine months ended September 30, 1998. This increase in the Company's net earnings was primarily due to an increase in net interest income, partially offset by an increase in noninterest expenses. Per share amounts reflect the 8% stock dividend effective December 31, 1998.

   Interest Income and Expense.  Interest  income  increased  by  $1,699,241  to
      $4,846,281 for the nine months ended September 30, 1999 from $3,147,040 for the nine months ended September 30, 1998. Interest income on loans increased $1,438,075 to $3,710,293 in 1999 due to an increase in the average loan portfolio balance for the nine months ended September 30, 1999 to $59.4 million compared to $32.1 million during 1998. Interest on securities increased $278,677 to $654,762 in 1999 due to an increase in the average securities portfolio during the nine months ended September 30, 1999 to $15.3 million from $8.1 million during 1998 partially offset by a decrease in the weighted-average yield from 6.22% in 1998 to 5.71% in 1999. Interest on other interest-earning assets decreased $17,511 to $481,226 in 1999 primarily due to a decrease in the average yield of these assets from 1998 to 1999.

      Interest expense on deposit accounts increased to $1,944,807 for the nine months ended September 30, 1999 from $1,524,627 for the nine months ended September 30, 1998. Interest expense increased primarily because of an increase in the average balance of deposits from 1998 to 1999. The average balance for the nine months ended September 30, 1999 was $69.2 million compared to $43.0 million during 1998.

   Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision increased from $107,500 for the nine months ended September 30, 1998 to $357,000 for the nine months ended September 30, 1999.

   Noninterest Income. Noninterest income increased to $406,529 in 1999 from $305,142 in 1998 primarily because of increases in service charges on deposit accounts in 1999, partially offset by a decrease in other noninterest income.

   Noninterest  Expense.   Total  noninterest   expense  increased  $747,401  to
      $2,258,219 for the nine months ended September 30, 1999 from $1,510,818 for the nine months ended September 30, 1998, primarily due to an increase in employee compensation and benefits of $327,610 as well as an increase in occupancy and equipment expenses, advertising, professional fees and data processing and other noninterest expenses, all due to the overall growth of the Company.

   Provision for Income Taxes. The income tax provision for the nine months ended September 30, 1999 was $246,078, an effective rate of 35.5% compared to $111,499, an effective rate of 36.1% for the comparable 1998 period.

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

The testing phase of Citizens' main service provider involved the testing of various internal and external mission critical systems. The service provider has completed its testing phase of testing its internal and external mission critical systems and services with Year 2000 date information. The service provider substantially completed testing of mission critical systems and services as of June 30, 1999.

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

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES



                           PART II. OTHER INFORMATION


Item 1.    Legal Proceedings

The Company is party to various legal proceedings in the ordinary course of business. Management does not believe that there is any pending or threatened proceeding against the Company which, if determined adversely, would have a material adverse effect on the Company's business, results of operations, or financial position.

Item 2.  Changes in Securities and Use of Proceeds

The following sales of shares of the Company's common stock, par value $0.01 per share, were not registered pursuant to the Securities Act of 1933, as amended (the "Securities Act"), but were issued pursuant to the exemptions indicated below:

During the nine months ended September 30, 1999, five former employees of the Company exercised options and purchased 17,504 shares of Citizens Community Bancorp, Inc. stock, for an aggregate price of $83,879. These transactions were made in reliance on the exemption set forth in Section 4(2) of the Securities Act.

Proceeds from the sale of the above securities were used for general corporate purposes.

Item 5.  Other Information

During the quarter ended September 30, 1999 Michael A. Micallef resigned as Director, President and Chief Executive Officer of Citizens Community Bank of Florida (the "Bank"), the Company's principal operating subsidiary. Gregory E. Smith, the Bank's Senior Vice President and Cashier was appointed President of the Bank; he remains Senior Vice President and Chief Financial Officer of
Citizens Community Bancorp, Inc. At the same time, Richard Storm, Sr. the Chairman of the Board of the Bank was also appointed Chief Executive Officer; he remains Chairman of the Board and Chief Executive Officer of Citizens Community Bancorp, Inc.

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES


                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibits which are marked by a single asterisk (*) were previously filed as a part, and are hereby incorporated by reference from the Company=s Registration Statement on Form SB-2, as effective with the Securities and Exchange Commission on December 7, 1995, Registration No. 33-98090. The exhibits which are marked by a double asterisk (**) were previously filed as part of, and are hereby incorporated by reference from the Company=s Registration Statement on Form SB-2 as filed with the Securities and Exchange Commission on March 12, 1998, Registration No. 333-47813. The exhibit numbers correspond to the exhibit numbers in the referenced documents.

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

   **10.1                1996 Incentive Stock Option Plan

   **10.2                Company's 1998 Directors Stock Option Plan

   **10.3                Employment Contract with Michael A. Micallef, Jr.

     27                  Financial Data Schedule (for SEC use only)

(b) Reports on Form 8-K. There were no Form 8-K=s filed during the three months ended September 30, 1999.



* Previously filed as a part of, and are hereby incorporated by reference from the Company=s Registration Statement on Form SB-2 under the Securities Act of 1933 for the Company, as effective with the Securities and Exchange Commission on December 7, 1995, Registration No. 33-98090.

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


                                                CITIZENS COMMUNITY BANCORP, INC.
                                                        (Registrant)





Date:  November 12, 1999                             By:  /s/ Richard Storm, Jr.
      -----------------------------                      -----------------------
                                                         Richard Storm, Jr.,
                                                         Chairman of the Board,
                                                         President and
                                                         Chief Executive Officer




Date:  November 12, 1999                             By:  /s/ Gregory E. Smith
      -----------------------------                      ---------------------
                                                         Gregory E. Smith,
                                                         Senior Vice President
                                                         and Chief Financial
                                                         Officer