Form 10KSB
period 1999-12-31
CITIZENS COMMUNITY BANCORP INC
filed 2000-03-30
CIK 1002214

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 1999
                          Commission File No. 000-22547

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

Revenues for the fiscal year ended December 31, 1999:  $7,384,000

The aggregate market value of the common stock of the Registrant held by nonaffiliates of the Registrant (2,476,257 shares) on February 29, 2000 was approximately $18,571,928. As of such date, no organized trading market existed for the common stock of the Registrant. The aggregate market value was computed by reference to recent trading activity of the common stock of the Registrant at $7.50 per share. For the purposes of this response, directors, officers and holders of 5% or more of the Registrant's common stock are considered the affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant's Common Stock, as of February 29, 2000: 3,486,767 shares of $0.01 par value common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1.   Portions of CCBI's Annual Report. (Part II)

2. Portions of the Proxy Statement for the 2000 Annual Meeting of Shareholders filed electronically with the Securities and Exchange Commission on March 10, 2000. (Part III)

                                TABLE OF CONTENTS

Consolidated--Citizens Community Bancorp,  Inc. and subsidiaries ("Registrant").

         NOTE: Certain information required by Form 10-KSB is incorporated by reference from the 1999 Annual Report and 2000 Annual Meeting Proxy Statement as indicated below. Only that information expressly incorporated by reference is deemed filed with the Securities and Exchange Commission.

                                                                     Page Number

 PART I

 Item 1   Business......................................................... 3
 Item 2   Properties....................................................... 9
 Item 3   Legal Proceedings................................................10
 Item 4   Submission of Matters to a Vote of Security Holders..............10


 PART II

 Item 5   Market for Common Equity and Related Stockholder Matters.........10(1)
 Item 6   Management's Discussion and Analysis of Financial Condition
          and Results of Operations........................................10(1)
 Item 7   Financial Statements and Supplementary Data......................10(1)
 Item 8   Changes in and disagreements with Accountants on
          Accounting and Financial Disclosure..............................10


 PART III

 Item 9   Directors and Executive Officers of the Registrant:..............10(2)
 Item 10  Executive Compensation...........................................11(2)
 Item 11  Security Ownership of Certain Beneficial Owners and Management...11(2)
 Item 12  Certain Relationships and Related Transactions...................11

 PART IV

 Item 13  Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K.......................................................11

--------------------------------------------------------------

    (1) These Items are incorporated by reference from Registrant's 1999 Annual Report pursuant to Instruction E 2 of Form 10-KSB.

    (2) The material required by Items 9 through 11 is hereby incorporated by reference from Registrant's definitive Proxy Statement pursuant to Instruction E 3 of Form 10-KSB.

                                     PART I

ITEM 1. - BUSINESS

Description

General

Citizens Community Bancorp, Inc. ("Citizens") is a one-bank holding company under the Bank Holding Company Act of 1956, owning 100% of the issued and outstanding common stock of Citizens Community Bank of Florida, Marco Island, Florida ("CCB"). Citizens was incorporated under the laws of the State of Florida on May 22, 1995 to acquire 100 percent of the shares to be issued by CCB during its organizational stage and to enhance CCB's ability to serve its future customers' requirements for financial services. Citizens provides flexibility for expansion of its banking business through acquisition of other financial institutions and provision of additional banking-related services which a traditional commercial bank may not provide under present laws.

Subsidiaries

As of December 31, 1999, Citizens had three wholly-owned subsidiaries, CCB and two non-bank subsidiaries, Citizens Financial Corp. ("CFC") and CCB Mortgage Corporation ("CCB Mortgage").

CCB is a state-chartered commercial bank, which opened for business on March 8, 1996. CCB offers a full range of interest-bearing and noninterest-bearing accounts, including commercial and retail checking accounts, negotiable order of withdrawal ("NOW") accounts, money market accounts, individual retirement accounts, regular interest bearing statement savings accounts, certificates of deposit, commercial loans, real estate loans, home equity loans and consumer/installment loans. In addition, CCB provides consumer services such as U.S. Savings Bonds, travelers checks, safe deposit boxes, bank by mail services, direct deposit services, and automatic teller services.

CFC is a commercial loan brokerage company, specializing in construction, mini-perm and permanent loans. CFC also offers conduit non-recourse loans for properties with stable and proven cash flows. CFC is also a source of loan referrals to both CCB and CCB Mortgage.

CCB Mortgage commenced activities in the fourth quarter of 1999. CCB Mortgage is a licensed residential mortgage brokerage business. CCB Mortgage originates a variety of mortgage loans for sale in the secondary market or to CCB.

Market Area

The primary service and assessment area for Citizens encompasses the cities of Naples, Marco Island, Isle of Capri, and Goodland, as well as the rest of Collier County. There is strong competition among financial institutions in this area, as evidenced by the eight commercial banks and one savings and loan headquartered within our primary service area. There are 84 banking offices and three savings and loan association offices, most of which are branches of or are affiliated with major regional bank holding companies. CCB operates offices at 650 E. Elkcam Circle, Marco Island, Florida, ("Marco Office") which opened for business in January, 1997; 5101 Tamiami Trail East, Naples, Florida, ("East Trail Office") which opened for business in June, 1997; and 2375 N. Tamiami Trail, Naples, Florida, ("Moorings Office") which opened for business in August, 1998. CCB also operates a courier service in its primary service area.

Citizens is in competition with area financial institutions other than commercial banks and savings and loan associations, including insurance companies, consumer finance companies, brokerage houses, credit unions and other business entities which have over the years, engaged more and more in providing services that have historically been traditional banking services. Due to the growth of the Collier County area in general, it is anticipated that competition will increase because of new entrants to the market.

Investments

As of December 31, 1999, investment securities, interest-bearing deposits, federal funds, and securities purchased under agreements to resell, comprised approximately 24% of Citizens' consolidated total assets. Net loans comprised approximately 65% of Citizens' total assets. Citizens investment portfolio includes primarily obligations of Agencies of the United States Government. On a daily basis, CCB enters into Federal Funds transactions with its principal correspondent bank, primarily with the sale of such funds.

Loan Portfolio

Through its subsidiaries, Citizens engages in a wide range of lending activities, primarily focused on the origination of commercial and residential real estate secured loans, commercial loans secured by non-real estate collateral and consumer loans.

Real estate loans consist of commercial and residential first and second mortgage loans. All of these loans are located in Florida, the majority of which are in our primary service and assessment area. These loans also include home equity term loans secured by second mortgages on the residences of borrowers for a variety of purposes, including home improvements, education and other personal expenditures.

Commercial lending is directed principally toward businesses whose demands for funds fall within our legal lending limits and which are potential deposit customers of CCB. These loans also include loans made to individual, partnership or corporate borrowers, and obtained for a variety of business purposes. Particular emphasis is placed on loans to small and medium-sized businesses.

Consumer loans consist primarily of installment loans to individuals for personal, family and household purposes, including automobile and boat loans to individuals.

Citizens policy is to discontinue the accrual of interest on loans delinquent over ninety days unless fully secured and in the process of collection. It is our policy that the accrued and unpaid interest is reversed against current income and thereafter interest is recognized only to the extent payments are received. Non-accrual loans are restored to accrual basis when interest and principal payments are current and prospects for recovery are no longer in doubt.

As of December 31, 1999, there were no loans where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

The majority of our loans are secured by real estate in Collier County, Florida, where our branch offices are located. Accordingly, the ultimate collectibility of a substantial portion of our loan portfolio is susceptible to changes in market conditions in Collier County.

Loan Loss Reserves

In considering the adequacy of the allowance for loan losses, we looked at the risk's associated with our loan portfolio. As of December 31, 1999, approximately 52% of outstanding loans are commercial real estate secured loans. Commercial loans are generally considered to have a greater risk than other categories of loans. We believe that the real estate collateral securing our commercial real estate loans reduces the risk of loss inherently present in commercial loans.

At December 31, 1999, the consumer loan portfolio consisted primarily of lines of credit and installment loans secured by automobiles, boats and other consumer goods, generally to customers who also have deposit relationships with us. We do not purchase consumer loans through dealers or brokers, which generally have higher risk of losses. Management believes that the risk associated with the consumer loan portfolio has been adequately provided for in the loan loss allowance.

Residential real estate mortgage loans constitute approximately 31% of outstanding loans at December 31, 1999. These loans are considered by management to have less risk due to the fact that they are secured by residential real estate, where the amount of the original loan generally does not exceed 80% of the appraised value of the collateral or is otherwise covered by private mortgage insurance.

Management reports to the Board of Directors monthly on the loan portfolio in order to evaluate the adequacy of the allowance for loan losses. In addition to reviews by regulatory agencies, the services of outside consultants have been engaged to assist in the evaluation of credit quality and loan administration. These professionals complement our internal system, which identifies potential problem credits as early as possible, categorizes the credits as to risk and includes a reporting process to monitor the progress of the credits.

The allowance for loan losses represents the cumulative total of monthly provisions for loan losses. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans will be charged off against the allowance when management believes the collectibility of principal is unlikely. The monthly provision for loan losses is based on management's judgment, after considering known and inherent risks in the portfolio, the past loss experience, adverse situations that may affect the borrower's ability to repay, assumed values of the underlying collateral securing the loans, the current and prospective financial condition of the borrower, and the prevailing and anticipated economic conditions of the local market. During the year ended December 31, 1999, we charged off one loan in the amount of $1,132 against the allowance for loan losses. In addition, $3,462 was charged-off for uncollected overdrafts from our deposit customers.

The allowance for loan losses is maintained at a level which we believe is sufficient to absorb all potential losses in the loan portfolio. The allowance for loan losses is made up of two primary components: (i) amounts allocated to loans based on collateral type and (ii) amounts allocated for loans reviewed on an individual basis in accordance with a credit risk grading system.

Deposits

A wide range of interest-bearing and noninterest-bearing accounts are offered through CCB, including commercial and retail checking accounts, negotiable order of withdrawal ("NOW") accounts, money market accounts, individual retirement accounts, regular interest-bearing statement savings accounts and certificates of deposit with fixed rates and a range of maturity date options. The sources of deposits are residents, businesses and employees of businesses within our market area, obtained through the personal solicitation of our officers and directors, direct mail solicitation and advertisements published in the local media. We pay competitive interest rates on time and savings deposits up to the maximum permitted by law or regulation. In addition, we have implemented a service charge fee schedule which is competitive with other financial institutions in our market area, covering such matters as maintenance fees on checking accounts, per item processing fees, returned check charges and the like.

Correspondent Banking

CCB purchases correspondent services offered by larger banks, including check collections, purchase or sale of Federal Funds, security safekeeping, investment services, coin and currency supplies, overline and liquidity loan participations and sales of loans to or participations with correspondent banks. At December 31, 1999, CCB had sold $7,593,000 in Federal Funds. In addition, CCB had a $2.0 million interest bearing deposit from a correspondent financial institution, which matured on January 31, 2000.

Loan participations are sold by CCB without recourse to correspondent banks with respect to loans which exceed the bank's legal lending limit, which at December 31, 1999, was $2.1 million. To minimize our credit risk exposure, we established an internal bank lending limit which, at December 31, 1999, was $1.4 million. Both CFC and CCB Mortgage originate loans that are closed and funded by correspondent banks. Since CFC and CCB Mortgage both act as mortgage brokers, neither company will close loans in their own name. In some instances, loans originated by CFC and CCB Mortgage are referred to CCB and are retained by the bank.

Data Processing

CCB has a data processing servicing agreement with First National Bank of Omaha, Nebraska. This servicing agreement provides us with a full range of data processing services, including an automated general ledger, deposit accounting, commercial, real estate and installment lending data processing, central information file ("CIF") and ATM processing. For this service, CCB pays a monthly fee based on the type, kind and volume of data processing services provided, priced at a stipulated rate schedule.

Employees

We currently employ 55 full time and 4 part time persons, including 17 officers. Employees are hired as needed to meet company-wide personnel demands.

Monetary Policies

The results of our operations are affected by credit policies of monetary authorities, particularly the Federal Reserve Board. The instruments of monetary policy employed by the Federal Reserve Board include open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, changes in reserve requirements against member bank deposits and limitations on interest rates which member banks may pay on time and savings deposits. In view of changing conditions in the national economy and in the money market, as well as the effect of action by monetary and fiscal authorities, including the Federal Reserve Board, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand, or credit losses and earnings.

Supervision and Regulation

Citizens and CCB operate in a highly regulated environment. Our business activities, which are governed by statute, regulation and administrative policies, are supervised by a number of federal regulatory agencies, including the Federal Reserve Board, the Florida Department of Banking and Finance ("Department") and the Federal Deposit Insurance Corporation ("FDIC").

The banking industry is highly regulated, with numerous federal and state laws and regulations governing its activities. The following is a brief summary of the more recent legislation which affects Citizens and our subsidiaries:

In November 1999, the financial services regulations were significantly reformed with the adoption of the Gramm- Leach-Bliley Act ("GLA"). The GLA provides for the streamlining of the regulatory oversight functions of the various federal banking agencies. Of significance, the GLA permits bank holding companies that are well managed, well capitalized and that have at least a satisfactory Community Reinvestment Act rating to operate as Financial Holding Companies ("FHC"). In addition to activities that are permissible for bank holding companies and their subsidiaries, the GLA permits FHCs and their subsidiaries to engage in a wide variety of other activities that are "financial in nature" or are incidental to financial activities. These new activities will enable Citizens and its subsidiaries to consider and engage in new lines of business.

The GLA also requires financial institutions to permit, with few exceptions, their customers to "opt out" of having their personal financial information shared with nonaffiliated third parties. The GLA bars financial institutions from disclosing customer account numbers to direct marketers and mandates that institutions provide annual disclosure to their customers regarding the institution's privacy policies and procedures.

Citizens is regulated by the Federal Reserve Board under the Bank Holding Company Act of 1956, which requires every bank holding company to obtain the prior approval of the Federal Reserve Board before acquiring more than 5% of the voting shares of any bank or all or substantially all of the assets of a bank, and before merging or consolidating with another bank holding company. The Federal Reserve Board (pursuant to regulation and published policy statements) has maintained that a bank holding company must serve as a source of financial strength to its subsidiary banks. In adhering to the Federal Reserve Board policy, Citizens may be required to provide financial support for a subsidiary bank at a time when, absent such Federal Reserve Board policy, Citizens may not deem it advisable to provide such assistance.

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

As a publicly traded company with its shares of common stock registered under the Securities Act of 1933, Citizens is required to file periodic public disclosure reports with the Securities and Exchange Commission pursuant to the Securities and Exchange Act of 1934, and the regulations promulgated thereunder.

Form 10-KSB is a required annual report that must contain a complete overview of Citizens' business, financial, management, regulatory, legal, ownership and organizational status. Citizens must file Form 10-KSB by March 31 of each year.

Similarly, Form 10-QSB, must contain information concerning Citizens on a quarterly basis. Although Form 10-KSB requires the inclusion of audited financial statements, unaudited statements are sufficient for inclusion on Form 10-QSB. Additionally, any significant non-recurring events that occur during the subject quarter, as well as changes in securities, any defaults and the submission of any maters to a vote of security holders, must also be reported on Form 10-QSB.

Additionally, if any of six significant events (a change in control, an acquisition or disposition of significant assets, bankruptcy or receivership, a change in certifying accountant, any resignation of directors or a change in fiscal year end) occurs in a period between the filing of Form 10-KSB or a Form 10-QSB, such event must be reported on a Form 8- KSB within 15 days of the event.

When communicating with shareholders, Citizens' proxy solicitations for its Annual Meetings of Shareholders must contain certain detailed disclosures regarding the current status of Citizens. In addition, Citizens' Annual Report must contain certain information, including audited financial statements, similar to what is found on Form 10-KSB.

Individual directors, officers and owners of more than 10% of Citizens' stock, must also file individual disclosures of the amount of Citizens securities (stock, options or warrants) they beneficially own and of any transactions in such securities to which they are parties. The initial status of all such persons was reported on individual Form 3s. Subsequent securities transactions will be reported on Form 4 as they occur, and an annual report of ownership is filed on Form 5. In certain instances, the filing of a Form 4 or a Form 5 can relieve the reporting individual of their duty to file the other.

Recently, the National Association of Securities Dealers adopted a rule requiring the audit committees of Boards of Directors of reporting corporations such as Citizens to undertake certain organizational and operational steps. The Securities and Exchange Commission is considering adopting a similar rule. These standards will require our audit committee to be comprised solely of independent, non-employee directors who are financially literate. Furthermore, the audit committee will need to adopt a formal charter defining the scope for its operations. The Securities and Exchange Commission's proposed rule will also require our auditors to review the financial statements contained in our Form 10-QSBs, in addition to our Form 10-KSBs.

As a state-chartered bank, CCB is subject to the supervision of the Department and the FDIC. With respect to expansion, CCB may establish branch offices anywhere within the State of Florida. CCB is also subject to the Florida banking and usury laws restricting the amount of interest which it may charge in making loans or other extensions of credit. The usury laws also apply to CFC and CCB Mortgage. In addition, CCB, as a subsidiary of Citizens, is subject to restrictions under federal law in dealing with Citizens and other affiliates, if any. These restrictions apply to extensions of credit to an affiliate, investments in the securities of an affiliate and the purchase of assets from an affiliate.

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

Both Citizens and CCB are subject to regulatory capital requirements imposed by the Federal Reserve Board, the FDIC and the Department. Both the Federal Reserve Board and the FDIC have established risk-based capital guidelines for bank holding companies and banks which make regulatory capital requirements more sensitive to differences in risk profiles of various banking organizations. The capital adequacy guidelines issued by the Federal Reserve Board are applied to bank holding companies on a consolidated basis with the banks owned by the holding company. The FDIC's risk capital guidelines apply directly to state banks regardless of whether they are a subsidiary of a bank holding company. Both agencies' requirements (which are substantially similar) provide that banking organizations must have capital equivalent to 8% of weighted risk assets. The risk weights assigned to assets are based primarily on credit risks. Depending upon the riskiness of a particular asset, it is assigned to a risk category. For example, securities with an unconditional guarantee by the United States government are assigned to the lowest risk category. A risk weight of 50% is assigned to loans secured by owner-occupied one to four family residential mortgages. The aggregate amount of assets assigned to each risk category is multiplied by the risk weight assigned to that category to determine the weighted values, which are added together to determine total risk-weighted assets. At December 31, 1999, our total risk-based capital and Tier I capital ratio were 12.2% and 8.25%, respectively. Both the Federal Reserve Board and the FDIC have also implemented minimum capital leverage ratios to be used in tandem with the risk-based guidelines in assessing the overall capital adequacy of bank and bank holding companies. Under these rules, banking institutions are required to maintain a ratio of 3% "Tier I"capital to total assets (net of goodwill). Tier I capital includes common stockholders equity, noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), created five "capital categories" ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized") which are defined in the Act and which are used to determine the severity of corrective action the appropriate regulator may take in the event an institution reaches a given level of undercapitalization. For example, an institution which becomes "undercapitalized" must submit a capital restoration plan to the appropriate regulator outlining the steps it will take to become adequately capitalized. Upon approving the plan, the regulator will monitor the institution's compliance. Before a capital restoration plan will be approved, any entity controlling a bank (i.e., a holding company) must guarantee compliance with the plan until the institution has been adequately capitalized for four consecutive calendar quarters. The liability of the holding company is limited to the lesser of 5% of the institution's total assets or the amount which is necessary to bring the institution into compliance with all capital standards. In addition, "undercapitalized" institutions will be restricted from paying management fees, dividends and other capital distributions, will be subject to certain asset growth restrictions and will be required to obtain prior approval from the appropriate regulator to open new branches or expand into new lines of business. As an institution drops to lower capital levels, the extent of action to be taken by the appropriate regulator increases, restricting the types of transactions in which the institution may engage and ultimately providing for the appointment of a receiver for certain institutions deemed to be critically undercapitalized.

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

In response to the directive issued under the Act, the regulators have adopted regulations which, among other things, prescribe the capital thresholds for each of the five capital categories established by the Act. The following table reflects the capital thresholds:

                                                              Total Risk -          Tier I Risk -        Tier I
                                                            Based Capital          Based Capital        Leverage
                                                                  Ratio                  Ratio              Ratio
                                                              -------------         ---------------      --------
Well capitalized (1)                                            10%                       6%               5%
Adequately capitalized (1)                                       8%                       4%               4% (2)
Undercapitalized (3)                                          <  8%                    <  4%            <  4%
Significantly Undercapitalized (3)                            <  6%                    <  3%            <  3%
Critically Undercapitalized                                                                             <  2%
                                                                                                        -


(1) An institution must meet all three minimums.
(2) 3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.
(3) An institution falls into this category if it is below the specified capital level for any of the three capital measures.

Based  upon  the  above  regulatory   ratios,  CCB  is  considered  to  be  well
capitalized.

The Act also provided that banks must meet new safety and soundness standards. In order to comply with the Act, the Federal Reserve Board and the FDIC adopted a final Rule which institutes guidelines defining operational and managerial standards relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, director and officer compensation, asset quality, earnings and stock valuation. Both the capital standards and the safety and soundness standards which the Act implements were designed to bolster and protect the deposit insurance fund.

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, restrictions on interstate acquisitions of banks by bank holding companies were repealed, such that Citizens and any other bank holding company is able to acquire any Florida-based bank, subject to certain deposit percentage and other restrictions. The legislation also provides that, unless an individual state elects beforehand either (i) to accelerate the effective date, or (ii) to prohibit out- of-state banks from operating interstate branches within its territory, on or after June 1, 1997, adequately capitalized and managed bank holding companies will be able to consolidate. De novo branching by an out-of-state bank is permitted only if it is expressly permitted by the laws of the host state. The authority of a bank to establish and operate branches within a state will continue to be subject to applicable state branching laws. Florida permits interstate branching through acquisition, but does not allow de novo branching.

The scope of regulation and permissible activities of Citizens and our subsidiaries is subject to change by future federal and state legislation.

ITEM 2. - DESCRIPTION OF PROPERTY

The Marco Island main office facility is a one-story modern bank building consisting of 7,500 square feet. The headquarters of Citizens, CFC and CCB Mortgage are also located in this facility. The East Trail Office consists of a 2-story (12,000 square feet) facility. The entire building is occupied by Citizens' staff and includes a branch office, and executive and operations staff for CCB and CCB Mortgage. The Moorings Office consists of 3,864 square feet located in a 3-story professional office condominium building, and is also the headquarters for CFC. All three facilities are owned by CCB.

ITEM 3. - LEGAL PROCEEDINGS

There are no material pending legal proceedings to which Citizens or our subsidiaries is a party or of which any of our properties is subject; nor are there material proceedings known to us to be contemplated by any governmental authority; nor are there material proceedings known to us, pending or contemplated, in which any director, officer, affiliate or any principal security holder of Citizens, or any associate of any of the foregoing is a party or has an interest adverse to Citizens or our subsidiaries.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

During  the  period  covered  by this  report  and to  date,  there  has been no established public trading market for Citizens' common stock. On October 14, 1999, Citizens filed an application with the Nasdaq for approval for listing its common stock on the Nasdaq SmallCap Market. It is expected that the qualification process will be finalized during the first half of 2000.

As of February 29, 2000, the approximate number of holders of record of Citizens' common stock was 785.

On February 14, 2000, Citizens paid a cash dividend of $.05 per share to shareholders of record as of January 31, 2000. Citizens also paid an 8% stock dividend in January, 1999 to stockholders of record as of December 31, 1998. No other cash or stock dividends have been paid. It is the present policy of the Board of Directors of Citizens to reinvest earnings for such period of time as is necessary to ensure the success of our overall operations. Future cash dividends will depend on our earnings, capital requirements, financial condition and other factors considered relevant by our Board of Directors.

CCB is restricted in its ability to pay dividends to Citizens under Florida banking laws and by regulations of the Federal Deposit Insurance Corporation. Pursuant to Section 658.37, Florida Statutes, a state-chartered bank may not pay dividends from its capital. All dividends must be paid out of net profits then on hand, after charging off bad debts, depreciation, and other worthless assets. Payment of dividends out of net profits is further limited by Federal regulation which prohibits the payment of dividends if such payment would bring CCB's capital below required levels.

ITEM 6. - MANAGEMENT'S DISCUSSION AND ANALYSIS & FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Citizens hereby incorporates by reference the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1999 Annual Report to Shareholders filed as an Exhibit under Item 13 herein.

ITEM 7. - FINANCIAL STATEMENTS

Citizens hereby incorporates by reference the Independent Auditors' Report and the Consolidated Financial Statements contained in the 1999 Annual Report to Shareholders filed as an Exhibit under Item 13 herein.

ITEM 8. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS

None.

                                    PART III

ITEM 9. - DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Citizens hereby incorporates by reference the sections entitled "Proposal I - Election of Directors" and "Board of Directors Meeting" contained at pages 3 through 7 of the Proxy Statement filed electronically with the Securities and Exchange Commission on March 10, 2000.

ITEM 10. - EXECUTIVE COMPENSATION

Citizens hereby incorporates by reference the section entitled "Executive Compensation" contained at pages 11 through 12 of the Proxy Statement.

ITEM 11. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)        Security Ownership of Certain Beneficial Owners

Citizens   hereby   incorporates   by  reference  the  section  titled  "Certain
Shareholders" on page 2 of the Proxy Statement.

(b)        Security Ownership of Management

Citizens hereby incorporates by reference the section entitled "Beneficial Stock Ownership" contained at page 7 of the Proxy Statement.

(c)        Changes in Control

Citizens is not aware of any arrangements, including any pledge by any person of securities of Citizens, the operation of which may at a subsequent date result in a change of control of Citizens.

ITEM 12. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Neither Citizens nor its subsidiaries have engaged in any reportable transactions, including loans, to Citizens' or its subsidiaries' directors, executive officers, their associates and members of the immediate families of such directors and executive officers.

ITEM 13. - EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibits which are marked by a single asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from Citizens' Registration Statement on Form SB-2, as effective with the Securities and Exchange Commission on December 7, 1995, Registration No. 33-98090. The exhibits which are marked by a double asterisk (**) were previously filed as part of, and are hereby incorporated by reference from Citizens' Registration Statement on Form SB- 2 as filed with the Securities and Exchange Commission on March 12, 1998, Registration No. 333-47813. The exhibit numbers correspond to the exhibit numbers in the referenced documents.

Exhibit No.                              Description of Exhibit

   *3.1          Amended and Restated Articles of Incorporation of Citizens
   *3.2          Bylaws of Citizens
   *4.1          Specimen Common Stock Certificate
   *4.2          Specimen Warrant Certificate
   *4.4          Warrant Plan

 **10.1          Incentive Stock Option Plan for Key Officers and Employees
 **10.2          1998 Directors Stock Option Plan
 **10.3          Employment Contract with Michael A. Micallef, Jr.
   10.4          Employment Contract with Richard Storm, Jr.
   10.5          Employment Contract with Gregory E. Smith
   22.1          1999 Annual Report
   22.2          Proxy Statement for 2000 Annual Meeting of Shareholders
   27.0          Financial Data Schedule


(b) Reports on Form 8-K. Citizens hereby incorporates by reference the Form 8-K filed with the Securities and Exchange Commission on November 1, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Citizens Community Bancorp,  Inc.


Dated: March 22, 2000                By:   /s/ Richard Storm, Jr.
                                           ----------------------
                                           Richard Storm, Jr.
                                           Chairman of the Board and Chief
                                           Executive Officer



Dated: March 22, 2000                By:   /s/ Gregory E. Smith
                                           --------------------
                                           Gregory E. Smith
                                           President and Principal
                                           Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Diane M. Beyer                                               March 22, 2000
------------------------------------
DIANE M. BEYER
Assistant Secretary/Director

/s/ John V. Cofer                                                March 23, 2000
------------------------------------
JOHN V. COFER
Director

/s/ Joel M. Cox, Sr.                                             March 22, 2000
------------------------------------
JOEL M. COX, SR.
Director

/s/ Thomas B. Garrison                                           March 23, 2000
------------------------------------
THOMAS B. GARRISON
Director

/s/ James S. Hagedorn                                            March 22, 2000
------------------------------------
JAMES S. HAGEDORN
Vice Chairman/Director

/s/ Dennis J. Lynch                                              March 22, 2000
------------------------------------
DENNIS J. LYNCH
Director

/s/ Robert A. Marks                                              March 22, 2000
------------------------------------
ROBERT A. MARKS
Director

/s/ Stephen A. McLaughlin                                        March 22, 2000
------------------------------------
STEPHEN A. MCLAUGHLIN
Director

/s/ Louis J. Smith                                               March 22, 2000
------------------------------------
LOUIS J. SMITH
Director

/s/ Richard Storm, Jr.                                           March 22, 2000
------------------------------------
RICHARD STORM, JR.
Chairman, Chief Executive Officer
and Director

/s John G. Wolfe                                                 March 23, 2000
------------------------------------
JOHN G. WOLF
Director

         SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
         SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

         Citizens' 1999 Annual Report is included as Exhibit 22.1 of this filing.

         Citizens' Proxy Statement for 2000 Annual Meeting of Shareholders is included as Exhibit 22.2 of this filing.