Form 10QSB
period 2000-03-31
CITIZENS COMMUNITY BANCORP INC
filed 2000-05-04
CIK 1002214

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended March 31, 2000

     Transition report under Section 13 or 15(d) of the Exchange Act
----

For the transition period from ___________  to _____________


Commission file number 33-98090
                       --------

                        CITIZENS COMMUNITY BANCORP, INC.
                        --------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

               Florida                                  65-0614044
---------------------------------------               ------------
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

YES  X    NO
    ---

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, par value $.01 per share                       3,486,413
--------------------------------------            -----------------------------
             (class)                              Outstanding at March 31, 2000

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

                                      INDEX

PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements                                             Page

     Condensed Consolidated Balance Sheets -
       March 31, 2000 (unaudited) and December 31, 1999........................2

     Condensed Consolidated Statements of Earnings -
       Three Months ended March 31, 2000 and 1999 (unaudited)..................3

     Condensed Consolidated Statement of Stockholders' Equity -
       Three Months ended March 31, 2000 (unaudited)...........................4

     Condensed Consolidated Statements of Cash Flows -
       Three Months ended March 31, 2000 and 1999 (unaudited)................5-6

     Notes to Condensed Consolidated Financial Statements (unaudited)........7-8

     Review By Independent Certified Public Accountants........................9

     Report on Review by Independent Certified Public Accountants.............10

   Item 2. Management's Discussion and Analysis of Financial Condition

     and Results of Operations.............................................11-14

   Item 3. Quantitative and Qualitative Disclosures about Market Risk.........14

PART II. OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K..................................15

SIGNATURES....................................................................16



                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets

                                                                                         March 31,         December 31,
    Assets                                                                                 2000               1999
                                                                                           ----               ----
                                                                                        (unaudited)

Cash and due from banks..............................................................$    6,147,057         6,035,589
Interest-bearing deposits............................................................         -             2,000,000
Federal funds sold and securities purchased under agreements to resell...............     7,274,244         8,892,655
                                                                                        -----------       -----------

              Cash and cash equivalents..............................................    13,421,301        16,928,244

Securities available for sale........................................................     5,842,250         6,022,103
Securities held to maturity..........................................................    13,000,000        13,000,000
Loans, net of allowance for loan losses of $970,617 and $885,617.....................    90,263,082        79,987,726
Premises and equipment, net..........................................................     5,217,406         5,039,789
Federal Home Loan Bank stock, at cost................................................       319,100           214,800
Deferred tax asset...................................................................        16,870            32,775
Accrued interest receivable and other assets.........................................     1,242,666           967,253
                                                                                        -----------       -----------

              Total assets........................................................... $ 129,322,675       122,192,690
                                                                                        ===========       ===========

    Liabilities and Stockholders' Equity

Liabilities:
    Noninterest-bearing demand deposits..............................................    14,011,307        12,208,961
    Savings and NOW deposits.........................................................    39,604,875        34,292,059
    Money-market deposits............................................................    20,237,078        21,722,006
    Time deposits....................................................................    34,103,612        34,274,902
                                                                                        -----------       -----------

              Total deposits.........................................................   107,956,872       102,497,928

    Official checks..................................................................     2,712,992         1,060,366
    Accrued interest payable and other liabilities...................................       601,167           650,769
                                                                                        -----------       -----------

              Total liabilities......................................................   111,271,031       104,209,063
                                                                                        -----------       -----------

Stockholders' Equity:
    Preferred stock, $.01 value; 2,000,000 shares authorized,
         none issued or outstanding..................................................          -                 -
    Common stock, $.01 par value; 8,000,000 shares authorized, 3,486,413
         and 3,486,767 shares issued and outstanding.................................        34,864            34,868
    Additional paid-in capital.......................................................    19,307,439        19,310,313
    Accumulated deficit..............................................................    (1,275,079)       (1,353,625)
    Accumulated other comprehensive income (loss)....................................       (15,580)           (7,929)
                                                                                        -----------       -----------

              Total stockholders' equity.............................................    18,051,644        17,983,627
                                                                                        -----------       -----------

              Total liabilities and stockholders' equity............................. $ 129,322,675       122,192,690
                                                                                        ===========       ===========

See Accompanying Notes to Condensed Consolidated Financial Statements.



                                    CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

                                      Condensed Consolidated Statements of Earnings

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                            2000              1999
                                                                                            ----              ----
                                                                                                  (unaudited)

Interest income:
     Loans..........................................................................     $ 1,814,982        1,030,274
     Securities.....................................................................         269,181          180,729
     Other interest income..........................................................          86,823          190,191
                                                                                           ---------        ---------

         Total interest income......................................................       2,170,986        1,401,194
                                                                                           ---------        ---------
Interest expense:
     Deposits.......................................................................         875,293          547,392
     Other..........................................................................           9,699              -
                                                                                           ---------        ---------

         Total interest expense.....................................................         884,992          547,392
                                                                                           ---------        ---------

Net interest income.................................................................       1,285,994          853,802

         Provision for loan losses..................................................         85,000           121,000
                                                                                           ---------        ---------

Net interest income after provision for loan losses.................................       1,200,994          732,802
                                                                                           ---------        ---------

Noninterest income:
     Service charges and fees on deposit accounts...................................          81,424           65,699
     Mortgage brokerage fees........................................................         278,879           16,975
     Other fees.....................................................................          50,081           50,985
                                                                                           ---------        ---------

         Total noninterest income...................................................         410,384          133,659
                                                                                           ---------        ---------
Noninterest expense:
     Salaries and employee benefits.................................................         714,655          338,210
     Occupancy and equipment........................................................         154,896          105,455
     Advertising....................................................................          49,327           33,086
     Professional fees..............................................................          30,846           39,784
     Office supplies and expense....................................................          45,486            9,840
     Data processing................................................................          38,529           36,704
     Other..........................................................................         172,081          179,443
                                                                                           ---------        ---------

         Total noninterest expense..................................................       1,205,820          742,522
                                                                                           ---------        ---------

Earnings before income taxes........................................................         405,558          123,939

         Income taxes...............................................................         152,665           37,100
                                                                                           ---------        ---------

Net earnings .......................................................................     $   252,893           86,839
                                                                                           =========        =========

Earnings per share, basic and diluted...............................................     $       .07              .03
                                                                                           =========        =========

Dividends per share.................................................................     $       .05              -
                                                                                           =========        =========

Weighted-average number of shares for basic ........................................       3,486,763        3,455,901
                                                                                           =========        =========

Weighted-average number of shares for diluted.......................................       3,545,376        3,547,706
                                                                                           =========        =========


See Accompanying Notes to Condensed Consolidated Financial Statements.



                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

            Condensed Consolidated Statement of Stockholders' Equity

                        Three Months Ended March 31, 2000



                                               Common Stock                                             Accumulated
                                       ----------------------------    Additional                          Other         Total
                                             Number of                  Paid-In       Accumulated     Comprehensive  Stockholders'
                                             Shares          Amount     Capital         Deficit           Income         Equity
                                             ---------       ------    ----------     -----------     -------------- -------------

Balance at December 31, 1999............     3,486,767   $  34,868      19,310,313     (1,353,625)       (7,929)       17,983,627
                                                                                                                       ----------
Comprehensive income:
     Net earnings for the three months
         ended March 31, 2000
         (unaudited)....................           -          -           -               252,893          -              252,893

     Net change in unrealized loss on
         securities available for sale
         (unaudited)....................           -          -           -                  -           (7,651)           (7,651)
                                                                                                                       ----------

     Comprehensive income
         (unaudited)....................                                                                                  245,242
                                                                                                                       ----------

Repurchase of common stock
         (unaudited)....................          (384)         (4)         (2,874)          -             -               (2,878)
                                                                                                                       ----------

Dividends (unaudited)...................           -          -           -              (174,347)         -             (174,347)
                                             ---------      ------     -----------      ---------        ------        ----------

Balance at March 31, 2000
      (unaudited) ......................     3,486,383    $ 34,864      19,307,439     (1,275,079)      (15,580)       18,051,644
                                             =========      ======      ==========      =========        ======        ==========




















See Accompanying Notes to Condensed Consolidated Financial Statements.



                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

                                                                                             Three Months Ended
                                                                                                    March 31,
                                                                                           2000               1999
                                                                                           ----               ----
                                                                                                  (unaudited)

Cash flows from operating activities:

    Net earnings................................................................      $    252,893             86,839
    Adjustments to reconcile net earnings to net cash
      provided by operating activities:
       Depreciation.............................................................            64,674             46,895
       Provision for loan losses................................................            85,000            121,000
       Provision for deferred income taxes......................................            24,535                218
       Net amortization of loan fees, premiums and discounts....................              (527)           (32,008)
       Increase in accrued interest receivable
           and other assets.....................................................          (275,413)           (85,877)
       Increase in accrued expenses and other liabilities.......................           (49,602)            40,375
       Net increase in official checks..........................................         1,652,626            275,200
                                                                                        ----------         ----------

               Net cash provided by operating activities........................         1,754,186            452,642
                                                                                        ----------         ----------

Cash flows from investing activities:

    Principal repayments of securities available for sale.......................           142,767               -
    Purchase of securities held to maturity.....................................              -           (15,582,229)
    Maturities of securities held to maturity...................................              -             6,050,627
    Net increase in loans.......................................................       (10,339,024)       (10,452,866)
    Purchase of premises and equipment..........................................          (242,291)           (15,216)
    Purchase of restricted securities, Federal Home
       Loan Bank stock..........................................................          (104,300)           (87,800)
                                                                                        ----------         ----------

               Net cash used in investing activities............................       (10,542,848)       (20,087,484)
                                                                                        ----------         ----------

Cash flows from financing activities:

    Net increase in deposits....................................................         5,458,944         12,104,963
    Repurchase of common stock..................................................            (2,878)              -
    Sale of common stock........................................................              -                33,289
    Dividends paid..............................................................          (174,347)              -
                                                                                        ----------         ----------

               Net cash provided by financing activities........................         5,281,719         12,138,252
                                                                                        ----------         ----------

Net (decrease) increase in cash and cash equivalents............................        (3,506,943)        (7,496,590)

Cash and cash equivalents at beginning of period................................        16,928,244         24,663,087
                                                                                        ----------         ----------

Cash and cash equivalents at end of period......................................      $ 13,421,301         17,166,497
                                                                                        ==========         ==========

                                                                                                          (continued)





                                    CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

                               Condensed Consolidated Statements of Cash Flows, Continued

                                                                                             Three Months Ended
                                                                                                   March 31,
                                                                                             2000              1999
                                                                                             ----              ----
                                                                                                  (unaudited)

Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:

       Interest.................................................................           $ 502,795          546,287
                                                                                             =======          =======

       Income taxes.............................................................           $ 185,000             -
                                                                                             =======          =======

Noncash transactions -
    Change in unrealized loss on securities available for sale..................         $    (7,651)            -
                                                                                           =========          =======






















See Accompanying Notes to Condensed Consolidated Financial Statements.

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (unaudited)

(1) General. In the opinion of the management, the accompanying condensed consolidated financial statements of Citizens Community Bancorp, Inc. and Subsidiaries (the "Company") contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 2000, and the results of operations and cash flows for the three-month periods ended March 31, 2000 and 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

(2) Loan Impairment and Credit Losses. No loans were identified as impaired at March 31, 2000 or March 31, 1999. The activity in the allowance for loan losses was as follows:

                                                           For the Three
                                                           Months Ended
                                                             March 31,
                                                       2000           1999
                                                       ----           ----

           Balance at beginning of period........... $ 885,617        453,211
           Provision charged to earnings............    85,000        121,000
                                                       -------        -------

           Balance at end of period................. $ 970,617        574,211
                                                       =======        =======

(3) Earnings Per Share. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations. Options to purchase 202,400 shares of common stock between $8.90 and $9.50 a share issued in 2000, 1999 and 1998 were not included in the 2000 computation of diluted EPS because the options exercise price was not less than the average market price of the common shares. These options expire between August 2008 and February 2010. (Dollars are in thousands, except per share amounts).

                                                             For the Three Months Ended March 31,
                                                       2000                                    1999
                                      ---------------------------------------   -------------------------------------
                                      Earnings         Shares       Per Share   Earnings       Shares       Per Share
                                     (Numerator)    (Denominator)      Amount  (Numerator)  (Denominator)      Amount

        Basic EPS:
          Net earnings available to
              common
              stockholders..........   $ 253           3,486,763     $ .07            $ 87       3,455,901      $ .03
                                                                       ===                                        ===

          Effect of dilutive securities-
          Incremental shares from
              assumed conversion
              of options............                      58,613                                   91,805
                                                       ---------                                 --------

          Diluted EPS:
          Net earnings available to
              common stockholders
              and assumed
              conversions...........   $ 253           3,545,376     $ .07            $ 87       3,547,706      $ .03
                                         ===           =========       ===              ==       =========        ===


                                                                                                            (continued)

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (unaudited)

(4) Regulatory Capital. The Citizens Community Bank of Florida (the Company's Banking Subsidiary) ("Citizens") is required to maintain certain minimum regulatory capital requirements. The following is a summary at March 31, 2000 of the regulatory capital requirements and the Bank's capital on a percentage basis:

                                                                     Ratios of     Regulatory
                                                                     the Bank      Requirement
                                                                     ---------     -----------
            Total capital to risk-weighted assets.................     11.80%           8.00%

            Tier I capital to risk-weighted assets................     10.75%           4.00%

            Tier I capital to total assets - leverage ratio.......      8.11%           4.00%


                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

               Review by Independent Certified Public Accountants

Hacker, Johnson, Cohen & Grieb PA, the Company's independent certified public accountants, have made a limited review of the financial data as of March 31, 2000, and for the three-month periods ended March 31, 2000 and 1999 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          Report on Review by Independent Certified Public Accountants

The Board of Directors
Citizens Community Bancorp, Inc.
Marco Island, Florida:

    We have reviewed the accompanying condensed consolidated balance sheet of Citizens Community Bancorp, Inc. and Subsidiaries (the "Company") as of March 31, 2000, and the related condensed consolidated statements of earnings and cash flows for the three-month periods ended March 31, 2000 and 1999, and the condensed consolidated statement of stockholders' equity for the three-month period ended March 31, 2000. These financial statements are the responsibility of the Company's management.

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

    We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 14, 2000 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

HACKER, JOHNSON, COHEN & GRIEB PA
Tampa, Florida
April 13, 2000

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations

               Comparison of March 31, 2000 and December 31, 1999

Liquidity and Capital Resources

    The Company's primary source of cash during the three months ended March 31, 2000 was from net deposit inflows. Cash was used primarily for loan originations. At March 31, 2000, the Company had outstanding commitments to fund existing and new loans of $21.6 million. It is expected that these requirements will be funded from the sources described above. At March 31, 2000, the Bank exceeded its regulatory liquidity requirements.

    The following table shows selected ratios for the periods ended or at the dates indicated:

                                                                                Three Months
                                                                                  Ended             Year Ended
                                                                                 March 31,         December 31,
                                                                                   2000                1999
                                                                               --------------       ---------
        Average equity as a percentage
           of average assets...............................................         14.78%            17.51%

        Equity to total assets at end of period............................         13.96%            14.72%

        Return on average assets (1).......................................           .84%              .61%

        Return on average equity (1).......................................          5.66%             3.50%

        Noninterest expense to average assets (1)..........................          3.99%             3.22%

        Nonperforming loans and foreclosed real estate to
           total assets at end of period...................................          NIL               NIL



        (1)  Annualized for the three months ended March 31, 2000.


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

                                                                           Three Months Ended March 31,
                                                                2000                                    1999
                                              --------------------------------------     ---------------------------------
                                                               Interest      Average                    Interest   Average
                                                 Average         and         Yield/      Average          and      Yield/
                                                 Balance       Dividends     Rate        Balance        Dividends  Rate
                                              -----------      ---------    --------     --------      ---------- --------
                                                                             (Dollars in thousands)

Interest-earning assets:
   Loans   ...............................    $  85,696,026     1,814,982     8.52    $ 48,771,880     1,030,274   8.45%
   Securities.............................       18,788,482       269,181     5.73      13,057,776       180,729   5.54
   Other interest-earning assets (1)......        6,104,073        86,823     5.72      16,431,504       190,191   4.63
                                                 ----------   -----------               ----------     ---------

       Total interest-earning assets......      110,588,581     2,170,986     7.90      78,261,160     1,401,194   7.16
                                                              -----------                              ---------

Noninterest-earning assets................       10,955,291                              8,846,255
                                                -----------                             ----------

       Total assets.......................    $ 121,543,872                           $ 87,107,415
                                                ===========                             ==========

Interest-bearing liabilities:
   Savings, NOW and money-market deposit
       accounts...........................       56,222,662       451,500     3.23      38,786,667       262,754   2.71
   Time deposits.........................        31,269,837       423,793     5.45      21,213,028       284,638   5.37
   Other   ...............................          637,363         9,699     6.12        -                  -       -
                                                -----------   -----------               ----------     ---------

       Total interest-bearing liabilities.       88,129,862       884,992     4.04      59,999,695       547,392   3.65
                                                              -----------                              ---------

Noninterest-bearing liabilities...........       15,453,508                              9,777,768
Stockholders' equity......................       17,960,502                             17,329,952
                                                -----------                             ----------

       Total liabilities and stockholders'    $ 121,543,872                           $ 87,107,415
                                                ===========                             ==========
           equity

Net interest income.......................                    $ 1,285,994                            $   853,802
                                                              ===========                              =========

Interest-rate spread (2)..................                                    3.86%                                3.51%
                                                                              ====                                 ====

Net interest margin (3)...................                                    4.68%                                4.36%
                                                                              ====                                 ====

Ratio of average interest-earning assets to
   average interest-bearing liabilities...             1.25                                   1.30
                                                   ========                                   ====


(1) Includes federal funds sold, Federal Home Loan Bank stock and securities purchased under agreements to resell.
(2) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(3) Net interest margin is net interest income divided by average interest-earning assets.

                                       12

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

       Comparison of the Three-Month Periods Ended March 31, 2000 and 1999

Results of Operations:

   General. Net earnings for the three months ended March 31, 2000 were $252,893, or $.07 per basic and diluted share, compared to net earnings for the three months ended March 31, 1999 of $86,839, or $.03 per basic and diluted share. Earnings increased primarily because of asset growth of the Company between March 31, 1999 and March 31, 2000.

   Interest Income and Expense. Interest income was $2.2 million for the three months ended March 31, 2000 compared to $1.4 million for the comparable 1999 period. Interest income earned on loans for the 2000 period was $1.8 million compared to $1.0 million for the 1999 period. The average loan balance outstanding for the three months ended March 31, 2000 was $85.7 million with a weighted-average yield of 8.52% compared to $48.8 million with a weighted-average yield of 8.45% for the 1999 period. Interest earned on securities for 2000 was $269,000 compared to $181,000 for the 1999 period. For the 2000 period, the average securities portfolio was $18.8 million with a weighted-average yield of 5.73% compared to a $13.1 million with a weighted-average yield of 5.54% for the 1999 period. Other interest income for the 2000 period totaled $.1 million compared to $.2 million for the 1999 period. The average balance of other interest-earning assets was $6.1 million during the 2000 period, with a weighted-average yield of 5.72%.

      Interest expense on deposits amounted to $875,000 for the three months ended March 31, 2000 compared to $547,000 for the 1999 period. The average balance for the three months ended March 31, 2000 was $87.5 million and the weighted-average rate was 4.02% compared to $60.0 million with a weighted-average cost of 3.65% for the 1999 period.

   Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans and general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision for the three months ended March 31, 2000 was $85,000 and the allowance was $970,617 at March 31, 2000.
      Management believes the allowance at March 31, 1999 is adequate.

   Noninterest Expense. Noninterest expense totaled $1,205,820 for the three months ended March 31, 2000 compared to $742,522 for the 1999 period. Compensation and benefits was the largest noninterest expense amounting to $714,655 for 2000 compared to $338,210 for 1999. All expenses increased primarily because of the asset growth of the Company including the opening of a third banking office.

   Provision for Income Taxes. The income tax provision for the three months ended March 31, 2000 was $152,665 compared to $37,100 for 1999.

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Year 2000 Issues

The Company's operating and financial systems have been found to be compliant; the "Y2K Problem" has not adversely affected the Company's operations nor does management expect that it will.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. The Company has little or no risk related to trading accounts, commodities or foreign exchange.

Management actively monitors and manages its interest rate risk exposure. The primary objective in managing interest-rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company's net interest income and capital, while adjusting the Company's asset-liability structure to obtain the maximum yield-cost spread on that structure. Management relies primarily on its asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates could adversely impact the Company's earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. There have been no significant changes in the Company's market risk exposure since December 31, 1999.

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

(b) Reports on Form 8-K. There were no Form 8-K's filed during the three months ended March 31, 2000.

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           CITIZENS COMMUNITY BANCORP, INC.
                                              (Registrant)





Date:               , 2000                 By:  /s/ Richard Storm, Jr.
      -----------------------                  -----------------------
                                               Richard Storm, Jr., Chairman of
                                                  the Board and Chief Executive
                                                  Officer

Date:               , 2000                 By:  /s/ Gregory E. Smith
      -----------------------                  ---------------------
                                               Gregory E. Smith, Senior Vice
                                                  President and Chief Financial
                                                  Officer