Form 10QSB
period 2000-06-30
CITIZENS COMMUNITY BANCORP INC
filed 2000-08-04
CIK 1002214

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended June 30, 2000

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _____________________ to ____________________

Commission file number 000-22547

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

YES [X]    NO [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, par value $.01 per share                        3,480,745
--------------------------------------              ----------------------------
              (class)                               Outstanding at June 30, 2000




================================================================================

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

                                      INDEX

PART I. FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS                                            PAGE
                                                                           ----
     Condensed Consolidated Balance Sheets -
       June 30, 2000 (unaudited) and December 31, 1999.......................2

     Condensed Consolidated Statements of Earnings -
       Three and Six Months ended June 30, 2000 and 1999 (unaudited).........3

     Condensed Consolidated Statement of Stockholders' Equity -
       Six Months ended June 30, 2000 (unaudited)............................4

     Condensed Consolidated Statements of Cash Flows -
       Six Months ended June 30, 2000 and 1999 (unaudited)...................5

     Notes to Condensed Consolidated Financial Statements (unaudited)......6-7

     Review By Independent Certified Public Accountants......................8

     Report on Review by Independent Certified Public Accountants............9

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS.................................10-14

   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......15

PART II. OTHER INFORMATION

   ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS........................16

   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........16-17

   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.................................18

SIGNATURES..................................................................19

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                           JUNE 30,         DECEMBER 31,
    ASSETS                                                                                   2000               1999
                                                                                        -------------       ------------
                                                                                         (UNAUDITED)
Cash and due from banks ..........................................................      $   5,702,440          6,035,589
Interest-bearing deposits ........................................................                 --          2,000,000
Federal funds sold and securities purchased under agreements to resell ...........          1,066,448          8,892,655
                                                                                        -------------       ------------

              Cash and cash equivalents ..........................................          6,768,888         16,928,244

Securities available for sale ....................................................          5,526,118          6,022,103
Securities held to maturity ......................................................         13,000,000         13,000,000
Loans, net of allowance for loan losses of $1,053,485 and $885,617 ...............        108,035,332         79,987,726
Premises and equipment, net ......................................................          5,379,250          5,039,789
Federal Home Loan Bank stock, at cost ............................................            355,000            214,800
Deferred tax asset ...............................................................             33,752             32,775
Accrued interest receivable and other assets .....................................          1,589,161            967,253
                                                                                        -------------       ------------

              Total assets .......................................................      $ 140,687,501        122,192,690
                                                                                        =============       ============

    LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Noninterest-bearing demand deposits ..........................................         11,000,723         12,208,961
    Savings and NOW deposits .....................................................         37,176,709         34,292,059
    Money-market deposits ........................................................         21,218,818         21,722,006
    Time deposits ................................................................         44,458,545         34,274,902
                                                                                        -------------       ------------

              Total deposits .....................................................        113,854,795        102,497,928

    Other borrowings .............................................................          6,228,000                 --
    Official checks ..............................................................          1,635,100          1,060,366
    Accrued interest payable and other liabilities ...............................            692,105            650,769
                                                                                        -------------       ------------

              Total liabilities ..................................................        122,410,000        104,209,063
                                                                                        -------------       ------------
Stockholders' Equity:
    Preferred stock, $.01 value; 2,000,000 shares authorized,
         none issued or outstanding ..............................................                 --                 --
    Common stock, $.01 par value; 8,000,000 shares authorized, 3,480,745
         and 3,486,767 shares issued and outstanding .............................             34,807             34,868

    Additional paid-in capital ...................................................         19,264,172         19,310,313
    Accumulated deficit ..........................................................         (1,037,881)        (1,353,625)
    Accumulated other comprehensive income (loss) ................................             16,403             (7,929)
                                                                                        -------------       ------------

              Total stockholders' equity .........................................         18,277,501         17,983,627
                                                                                        -------------       ------------

              Total liabilities and stockholders' equity .........................      $ 140,687,501        122,192,690
                                                                                        =============       ============


See Accompanying Notes to Condensed Consolidated Financial Statements.

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS


                                                                THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                      JUNE 30,                       JUNE 30,
                                                            -------------------------      ------------------------
                                                                2000           1999           2000           1999
                                                            ----------      ---------      ---------      ---------
                                                                   (UNAUDITED)                   (UNAUDITED)
Interest income:
    Loans ............................................      $2,175,794      1,249,903      3,990,776      2,280,177
    Securities .......................................         271,856        245,374        541,037        426,103
    Other interest-earning assets ....................          55,782        134,969        142,605        325,160
                                                            ----------      ---------      ---------      ---------

            Total interest income ....................       2,503,432      1,630,246      4,674,418      3,031,440
                                                            ----------      ---------      ---------      ---------
Interest expense:
    Deposits .........................................       1,052,681        641,733      1,927,974      1,189,125
    Other borrowings .................................          34,877             --         44,576             --
                                                            ----------      ---------      ---------      ---------

            Total interest expense ...................       1,087,558        641,733      1,972,550      1,189,125
                                                            ----------      ---------      ---------      ---------

            Net interest income ......................       1,415,874        988,513      2,701,868      1,842,315

Provision for loan losses ............................         160,000        133,000        245,000        254,000
                                                            ----------      ---------      ---------      ---------

            Net interest income after provision
              for loan losses ........................       1,255,874        855,513      2,456,868      1,588,315
                                                            ----------      ---------      ---------      ---------
Noninterest income:
    Service charges and fees on deposit accounts .....          92,035         65,079        173,459        130,778
    Mortgage brokerage fees ..........................         270,675         16,954        549,554         33,929
    Other ............................................          74,542         51,396        124,623        102,381
                                                            ----------      ---------      ---------      ---------

            Total noninterest income .................         437,252        133,429        847,636        267,088
                                                            ----------      ---------      ---------      ---------
Noninterest expense:
    Salaries and employee benefits ...................         799,170        346,401      1,513,825        684,611
    Occupancy and equipment ..........................         157,690        128,634        312,586        234,089
    Advertising ......................................          48,397         45,624         97,724         78,710
    Office supplies and expense ......................          34,915         51,008         65,761         60,848
    Data processing ..................................          22,120         22,440         67,606         58,710
    Professional fees ................................          32,449         43,810         70,978         83,594
    Other ............................................         216,389        117,568        388,470        297,445
                                                            ----------      ---------      ---------      ---------

            Total noninterest expense ................       1,311,130        755,485      2,516,950      1,498,007
                                                            ----------      ---------      ---------      ---------

Earnings before income taxes .........................         381,996        233,457        787,554        357,396

            Income taxes .............................         144,798         82,780        297,463        119,880
                                                            ----------      ---------      ---------      ---------
Net earnings .........................................      $  237,198        150,677        490,091        237,516
                                                            ==========      =========      =========      =========
Earnings per share:
    Basic ............................................      $      .07            .04            .14            .07
                                                            ==========      =========      =========      =========

    Diluted ..........................................      $      .07            .04            .14            .07
                                                            ==========      =========      =========      =========
Weighted-average number of shares outstanding:
    Basic ............................................       3,483,738      3,469,051      3,485,671      3,462,608
                                                            ==========      =========      =========      =========

    Diluted ..........................................       3,540,608      3,563,893      3,542,823      3,555,843
                                                            ==========      =========      =========      =========

Dividends per share ..................................      $       --             --            .05             --
                                                            ==========      =========      =========      =========


See Accompanying Notes to Condensed Consolidated Financial Statements.

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                         SIX MONTHS ENDED JUNE 30, 2000


                                                                                                    ACCUMULATED
                                                                                                       OTHER
                                                COMMON STOCK                                          COMPRE-
                                          ------------------------      ADDITIONAL                    HENSIVE         TOTAL
                                          NUMBER OF                      PAID-IN       ACCUMULATED    INCOME      STOCKHOLDERS'
                                            SHARES         AMOUNT        CAPITAL         DEFICIT      (LOSS)         EQUITY
                                          ---------       --------      ----------     -----------  -----------   -------------
Balance at December 31, 1999...........   3,486,767       $ 34,868      19,310,313     (1,353,625)     (7,929)      17,983,627
                                                                                                                    ----------

Comprehensive income:
     Net earnings (unaudited)..........        -              -              -            490,091         -            490,091
     Net change in unrealized
          gain on securities
          available for sale, net
          of tax effect of $10,663
          (unaudited)..................        -              -              -               -         24,332           24,332
                                                                                                                    ----------

Comprehensive income (unaudited).......        -              -              -               -            -            514,423
                                                                                                                    ----------

Repurchase of common stock
     (unaudited).......................      (6,454)           (65)        (49,137)          -            -            (49,202)
                                                                                                                    ----------

Shares issued under stock
     option plan (unaudited)...........         432              4           2,996           -            -              3,000
                                                                                                                    ----------

Dividends (unaudited)  ................        -              -              -           (174,347)        -           (174,347)
                                          ---------       --------      ----------     ----------      ------       ----------

Balance at June 30, 2000
     (unaudited).......................   3,480,745       $ 34,807      19,264,172     (1,037,881)     16,403       18,277,501
                                          =========       ========      ==========     ==========      ======       ==========






See Accompanying Notes to Condensed Consolidated Financial Statements.

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                 SIX MONTHS ENDED
                                                                                                     JUNE 30,
                                                                                          ------------------------------
                                                                                              2000               1999
                                                                                          ------------       -----------
                                                                                                    (UNAUDITED)
Cash flows from operating activities:
    Net earnings ...................................................................      $    490,091           237,516
    Adjustments to reconcile net earnings to net cash
      provided by operating activities:
        Depreciation ...............................................................           152,123            53,917
        Provision for loan losses ..................................................           245,000           254,000
        Provision (credit) for deferred income taxes ...............................           (11,640)           41,521
        Net amortization of loan fees, premiums and discounts ......................            22,216          (145,514)
        Increase in accrued interest receivable and other assets ...................          (621,908)         (276,597)
        Increase in accrued interest payable and other liabilities .................            41,336            59,537
        Net increase (decrease) in official checks .................................           574,734          (125,124)
                                                                                          ------------       -----------

                Net cash provided by operating activities ..........................           891,952            99,256
                                                                                          ------------       -----------
Cash flows from investing activities:
    Principal repayment of securities available for sale ...........................           490,776                --
    Purchase of securities available for sale ......................................                --        (1,632,430)
    Purchase of securities held to maturity ........................................                --       (22,432,064)
    Maturities of securities held to maturity ......................................                --        17,996,627
    Purchase of Federal Home Loan Bank stock .......................................          (140,200)          (87,800)
    Net increase in loans ..........................................................       (28,274,618)      (19,892,818)
    Purchase of premises and equipment .............................................          (491,584)          (98,432)
                                                                                          ------------       -----------

                Net cash used in investing activities ..............................       (28,415,626)      (26,146,917)
                                                                                          ------------       -----------
Cash flows from financing activities:
    Net increase in deposits .......................................................        11,356,867        15,283,030
    Increase in other borrowings ...................................................         6,228,000                --
    Repurchase of common stock .....................................................           (49,202)               --
    Sale of common stock ...........................................................             3,000            80,878
    Dividends paid .................................................................          (174,347)               --
                                                                                          ------------       -----------

                Net cash provided by financing activities ..........................        17,364,318        15,363,908
                                                                                          ------------       -----------

Net increase (decrease) in cash and cash equivalents ...............................       (10,159,356)      (10,683,753)

Cash and cash equivalents at beginning of period ...................................        16,928,244        24,663,087
                                                                                          ------------       -----------

Cash and cash equivalents at end of period .........................................      $  6,768,888        13,979,334
                                                                                          ============       ===========
Supplemental disclosure of cash flow information-
    Cash paid during the period for:
        Interest ...................................................................      $  1,978,471         1,163,952
                                                                                          ============       ===========

        Income taxes ...............................................................      $    375,000            65,000
                                                                                          ============       ===========
    Noncash transaction-
        Change in unrealized gain (loss) on securities available for sale ..........      $     24,332            (9,737)
                                                                                          ============       ===========


See Accompanying Notes to Condensed Consolidated Financial Statements.

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) GENERAL. In the opinion of the management, the accompanying condensed consolidated financial statements of Citizens Community Bancorp, Inc. and Subsidiaries (the "Company") contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 2000, and the results of operations for the three-month and six-month periods ended June 30, 2000 and 1999 and the cash flows for the six-month periods ended June 30, 2000 and 1999. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

(2) LOAN IMPAIRMENT AND CREDIT LOSSES. No loans were identified as impaired at June 30, 2000 or 1999. The activity in the allowance for loan losses was as follows:


                                                        THREE MONTHS ENDED             SIX MONTHS ENDED
                                                             JUNE 30,                      JUNE 30,
                                                    -------------------------      ------------------------
                                                        2000            1999          2000            1999
                                                    -----------       -------      ----------       -------
                                                             (UNAUDITED)                  (UNAUDITED)
                Balance at beginning of period..    $   970,617       574,211         885,617       453,211
                Provision charged to earnings...        160,000       133,000         245,000       254,000
                Charge-offs, net of recoveries..        (77,132)           --         (77,132)           --
                                                    -----------       -------      ----------       -------

                Balance at end of period .......    $ 1,053,485       707,211       1,053,485       707,211
                                                    ===========       =======      ==========       =======

(3) EARNINGS PER SHARE The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations. Options to purchase 170,272 shares of common stock between $7.75 and $9.50 a share issued in 2000, 1999 and 1998 were not included in the three months ended June 30, 2000 computation of diluted EPS because the options exercise price was more than the average market price of the common shares. Options to purchase 165,072 shares of common stock between $7.87 and $9.50 a share issued in 2000, 1999 and 1998 were not included in the six months ended June 30, 2000 computation of diluted EPS because the options exercise price was more than the average market price of the common shares. These options expire between August 2008 and June 2010. (Dollars are in thousands, except per share amounts).


                                                                     THREE MONTHS ENDED JUNE 30,
                                        ----------------------------------------------------------------------------------
                                                           2000                                       1999
                                        --------------------------------------       -------------------------------------
                                          EARNINGS        SHARES     PER SHARE        EARNINGS       SHARES      PER SHARE
                                        (NUMERATOR)   (DENOMINATOR)    AMOUNT        (NUMERATOR)  (DENOMINATOR)   AMOUNT
                                        -----------   -------------  ---------       -----------  -------------  ---------
        Basic EPS:
            Net earnings available
              to common stockholders...    $ 237        3,483,738       $ .07           $ 151       3,469,051      $ .04

        Effect of dilutive securities-
            Incremental shares from
              assumed conversion
              of options...............                    56,870          -                           94,842         -
                                                        ---------       -----                       ---------       ----

        Diluted EPS:
            Net earnings available
              to common stockholders
              and assumed conversions..    $ 237        3,540,608       $ .07           $ 151      3,563,893       $ .04
                                           =====        =========       =====           =====      =========       =====

                                                                                                             (continued)


                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(3)      EARNINGS PER SHARE, CONTINUED.


                                                                     THREE MONTHS ENDED JUNE 30,
                                        ----------------------------------------------------------------------------------
                                                           2000                                       1999
                                        --------------------------------------       -------------------------------------
                                          EARNINGS        SHARES     PER SHARE        EARNINGS       SHARES      PER SHARE
                                        (NUMERATOR)   (DENOMINATOR)    AMOUNT        (NUMERATOR)  (DENOMINATOR)   AMOUNT
                                        -----------   -------------  ---------       -----------  -------------  ---------
        Basic EPS:
            Net earnings available
                to common stockholders..     490        3,485,671      $ .14            $ 238       3,462,608      $ .07

            Effect of dilutive securities-
                Incremental shares from
                  assumed conversion
                  of options............                   57,152        -                             93,235        -
                                                        ---------      -----                        ---------      -----

        Diluted EPS:
            Net earnings available
              to common stockholders
              and assumed conversions...   $ 490        3,542,823      $ .14            $ 238       3,555,843      $ .07
                                           =====        =========      =====            =====       =========      =====

(4) REGULATORY CAPITAL. The Citizens Community Bank of Florida (the Company?s Banking Subsidiary) ("Citizens") is required to maintain certain minimum regulatory capital requirements. The following is a summary at June 30, 2000 of the regulatory capital requirements and the Bank's capital on a percentage basis:


                                                                                       RATIOS OF        REGULATORY
                                                                                        THE BANK        REQUIREMENT
                                                                                       ---------        -----------
                Total capital to risk-weighted assets...........................          11.11%           8.00%

                Tier I capital to risk-weighted assets..........................          10.15%           4.00%

                Tier I capital to total assets - leverage ratio.................           8.28%           4.00%

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Hacker, Johnson, Cohen & Grieb PA, the Company's independent certified public accountants, have made a limited review of the financial data as of June 30, 2000, and for the three- and six-month periods ended June 30, 2000 and 1999 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors
Citizens Community Bancorp, Inc.
Marco Island, Florida:

         We have reviewed the accompanying condensed consolidated balance sheet of Citizens Community Bancorp, Inc. and Subsidiaries (the "Company") as of June 30, 2000, and the related condensed consolidated statements of earnings for the three- and six-month periods ended June 30, 2000 and 1999, the condensed consolidated statement of stockholders' equity for the six-month period ended June 30, 2000 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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


HACKER, JOHNSON, COHEN & GRIEB PA
Tampa, Florida
July 12, 2000

               CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               COMPARISON OF JUNE 30, 2000 AND DECEMBER 31, 1999


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of cash during the six months ended June 30, 2000 was from net deposit inflows and other borrowings. Cash was used primarily for loan originations. At June 30, 2000, the Company had outstanding commitments to fund existing and new loans of $24.7 million. It is expected that these requirements will be funded from the sources described above. At June 30, 2000, the Bank exceeded its regulatory liquidity requirements.

The following table shows selected ratios for the periods ended or at the dates indicated:


                                                              SIX MONTHS
                                                                 ENDED            YEAR ENDED
                                                                JUNE 30,         DECEMBER 31,
                                                                  2000               1999
                                                             --------------     -------------

Average equity as a percentage
   of average assets........................................       14.19%            17.51%

Equity to total assets at end of period.....................       12.99%            14.72%

Return on average assets (1)................................        0.77%             0.61%

Return on average equity (1)................................        5.43%             3.50%

Noninterest expense to average assets (1)...................        3.96%             3.22%

Nonperforming loans and foreclosed real estate to
   total assets at end of period............................        NIL               NIL

---------------

(1) Annualized for the six months ended June 30, 2000.

               CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

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


                                                                           THREE MONTHS ENDED JUNE 30,
                                                                   2000                                   1999
                                                   -----------------------------------     ---------------------------------
                                                                 INTEREST      AVERAGE                  INTEREST    AVERAGE
                                                   AVERAGE         AND          YIELD/     AVERAGE         AND       YIELD/
                                                   BALANCE       DIVIDENDS      RATE       BALANCE      DIVIDENDS     RATE
                                                   -------       ---------      ----       -------      ---------     ----
                                                                              (DOLLARS IN THOUSANDS)

Interest-earning assets:
   Loans....................................      $ 100,159        2,176        8.74%     $  60,690       1,250       8.26%
   Securities...............................         18,630          272        5.84         17,694         245       5.55
   Other interest-earning assets (1)........          3,701           55        5.98         11,391         135       4.75
                                                  ---------      -------                  ---------     -------

       Total interest-earning assets........        122,490        2,503        8.22         89,775       1,630       7.28
                                                                 -------                                -------

Noninterest-earning assets..................         10,386                                   7,769
                                                  ---------                               ---------

       Total assets.........................      $ 132,876                               $  97,544
                                                  =========                               =========

Interest-bearing liabilities:
   Savings, NOW and money-market deposit
       accounts.............................         59,680          496        3.34         44,902         309       2.76
   Time deposits............................         38,010          556        5.88         24,687         332       5.39
   Other borrowings (2).....................          2,027           35        6.94             --          --         --
                                                  ---------      -------                  ---------     -------

       Total interest-bearing liabilities...         99,717        1,087        4.38         69,589         641       3.69
                                                                 -------                                -------

Noninterest-bearing liabilities.............         15,024                                  10,538
Stockholders' equity........................         18,135                                  17,417
                                                  ---------                               ---------

       Total liabilities and stockholders'
           equity                                 $ 132,876                               $  97,544
                                                  =========                               =========


Net interest income.........................                     $ 1,416                                $   989
                                                                 =======                                =======


Interest-rate spread (3)....................                                    3.84%                                 3.59%
                                                                                ====                                  ====

Net interest margin (4).....................                                    4.65%                                 4.41%
                                                                                ====                                  ====

Ratio of average interest-earning assets to
   average interest-bearing liabilities.....           1.23                                    1.29
                                                  =========                               =========

---------------

(1) Includes federal funds sold, Federal Home Loan Bank stock and securities purchased under agreements to resell.

(2)  Includes Federal Home Loan Bank borrowings and federal funds purchased.

(3) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.

(4) Net interest margin is net interest income divided by average interest-earning assets.

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


                                                                            SIX MONTHS ENDED JUNE 30,
                                                                   2000                                   1999
                                                   -----------------------------------     ---------------------------------
                                                                 INTEREST      AVERAGE                  INTEREST    AVERAGE
                                                   AVERAGE         AND          YIELD/     AVERAGE         AND       YIELD/
                                                   BALANCE       DIVIDENDS      RATE       BALANCE      DIVIDENDS     RATE
                                                   -------       ---------      ----       -------      ---------     ----
                                                                              (DOLLARS IN THOUSANDS)

Interest-earning assets:
   Loans   .................................      $  92,928        3,991        8.64%     $  54,764       2,280       8.40%
   Securities...............................         18,709          541        5.78         15,389         426       5.58
   Other interest-earning assets (1)........          4,902          142        5.83         13,897         325       4.72
                                                  ---------      -------                  ---------     -------

       Total interest-earning assets........        116,539        4,674        8.07         84,050       3,031       7.27
                                                                 -------                                -------

Noninterest-earning assets..................         10,671                                   8,305
                                                  ---------                               ---------

       Total assets.........................      $ 127,210                               $  92,355
                                                  =========                               =========

Interest-bearing liabilities:
   Savings, NOW and money-market deposit
       accounts.............................         57,951          947        3.29         41,678         573       2.77
   Time deposits............................         34,640          980        5.69         23,143         616       5.37
   Other borrowings (2).....................          1,332           45        6.79             --          --         --
                                                  ---------      -------                  ---------     -------

       Total interest-bearing liabilities...         93,923        1,972        4.22         64,821       1,189       3.70
                                                                 -------                                -------

Noninterest-bearing liabilities.............         15,239                                  10,160
Stockholders' equity........................         18,048                                  17,374
                                                  ---------                               ---------

       Total liabilities and stockholders'
           equity...........................      $ 127,210                               $  92,355
                                                  =========                               =========


Net interest income.........................                     $ 2,702                                $ 1,842
                                                                 =======                                =======

Interest-rate spread (3)....................                                    3.85%                                 3.57%
                                                                                ====                                  ====

Net interest margin (4).....................                                    4.66%                                 4.42%
                                                                                ====                                  ====

Ratio of average interest-earning assets to
   average interest-bearing liabilities.....           1.24                                    1.30
                                                  =========                               =========

---------------

(1) Includes federal funds sold, Federal Home Loan Bank stock and securities purchased under agreements to resell.

(2)  Includes Federal Home Loan Bank borrowings and federal funds purchased.

(3) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.

(4) Net interest margin is net interest income divided by average interest-earning assets.

               CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

       COMPARISON OF THE THREE-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999


GENERAL. Net earnings for the three months ended June 30, 2000 were $237,200 or $.07 basic and diluted earnings per share compared to net earnings of $150,700 or $.04 basic and diluted earnings per share for the three months ended June 30, 1999. This increase in the Company's net earnings was primarily due to an increase in net interest income and noninterest income and was partially offset by an increase in noninterest expense all due to the overall growth of the Company.

INTEREST INCOME AND EXPENSE. Interest income increased by $873,200 from
     $1,630,200 for the three months ended June 30, 1999 to $2,503,400 for the three months ended June 30, 2000. Interest income on loans increased $925,900 to $2,175,800 due primarily to an increase in the average loan portfolio balance and an increase in average yield for the three-month period ended June 30, 2000. Interest on securities increased to $271,900 due primarily to an increase in the average yield on securities during the three months ended June 30, 2000. Interest on other interest-earning assets decreased to $55,800 due primarily to a decrease in the average balance of such assets from 1999 to 2000.

     Interest expense increased to $1,087,600 for the three months ended June 30, 2000 from $641,700 for the three months ended June 30, 1999. Interest on deposit accounts increased to $1,052,700 for the three months ending June 30, 2000 from $641,700 for the three months ending June 30, 1999. Interest and deposits increased due to an increase in the average balance and an increase in the average cost of deposits.

PROVISION FOR LOAN LOSSES. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the estimated collectibility of the Company's loan portfolio. The provision for the three months ended June 30, 2000 and 1999 was $160,000 and $133,000, respectively. The increase in the provision for loan losses in 2000 is primarily due to the higher level of loan originations. Management believes the balance in the allowance for loan losses of $1,053,500 at June 30, 2000 is adequate.

NONINTEREST INCOME. Total noninterest income increased to $437,300 in 2000 from $133,400 in the same period in 1999. The primary reason for the improvement was increased fees and service charges and the growth in deposit accounts and an increase in mortgage brokerage fees.

NONINTEREST EXPENSE. Total noninterest expense increased $555,600 to $1,311,100 for the three months ended June 30, 2000 from $755,500 for the three months ended June 30, 1999, primarily due to an increase in employee compensation and benefits of $452,800, increased occupancy and equipment expenses of $29,100 all due to the growth of the Company.

PROVISION FOR INCOME TAXES. The income tax provision for the three months ended
     June 30, 2000 was $144,800 (an effective rate of 38.7%) compared to $82,800 (an effective rate of 35.5%) for the comparable 1999 period.

               CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

        COMPARISON OF THE SIX-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999

GENERAL. Net earnings for the six months ended June 30, 1999 were $490,000 or $.14 basic and diluted earnings per share compared to $237,500 or $.07 basic and diluted earnings per share for the six months ended June 30, 1999. This increase in the Company's net earnings was primarily due to the year-over-year growth in the Company which resulted in an increase in net interest income and noninterest income which were only partially offset by an increase in noninterest expenses.

INTEREST INCOME AND EXPENSE. Interest income increased by $1,643,000 from
     $3,031,400 for the six months ended June 30, 1999 to $4,674,400 for the six months ended June 30, 2000. Interest income on loans increased $1,710,600 to $3,990,800 due primarily to an increase in the average loan portfolio balance for the six months ended June 30, 2000. Interest on securities increased $114,900 to $541,000 due primarily to an increase in the average securities portfolio during the six months ended June 30, 2000. Interest on other interest-earning assets decreased $182,600 to $142,600 primarily due to a decrease in the average balance of securities purchased under agreements to resell and partially offset by an increase in the average rate on other interest-earning assets.

     Interest expense increased to $1,972,600 for the six months ended June 30, 2000 from $1,189,100 for the six months ended June 30, 1999. Interest on deposit accounts increased to $1,928,000 for the six months ending June 30, 2000 from $1,189,100 for the six months ending June 30, 1999. Interest expense on deposits increased due to the growth in the average balance and the higher average cost of deposits. The increase in both the yield on earning assets and the cost of interest bearing liabilities was primarily due to the action by the Federal Reserve Bank which increased rates six times between June 1999 and June 2000.

PROVISION FOR LOAN LOSSES. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the estimated collectibility of the Company's loan portfolio. The provision decreased to $245,000 for the six months ended June 30, 2000 from $254,000 for the six months ended June 30, 1999. Management believes the balance in the allowance for loan losses of $1,053,500 at June 30, 2000 is adequate.

NONINTEREST INCOME. Total noninterest income increased to $847,600 in 2000 from $267,100 in the 1999 period. The primary reason for the increase was an increase in mortgage brokerage fees and increased fees and service charges on deposit accounts.

NONINTEREST EXPENSE. Total noninterest expense increased $1,019,000 to $2,517,000 for the six months ended June 30, 2000 from $1,498,000 for the six months ended June 30, 1999, primarily due to an increase in employee compensation and benefits of $829,200 and an increase in occupancy and equipment expense of $78,600, all due to the overall growth of the Company during 2000 compared to 1999.

PROVISION FOR INCOME TAXES. The income tax provision for the six months ended
     June 30, 2000 was $297,500 (an effective rate of 37.8%) compared to $119,900 (an effective rate of 33.6%) for the comparable 1999 period.

               CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. The Company has not engaged in and therefore has no risk related to investment trading account activity, commodities or foreign exchange.

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

During the six months ended June 30, 2000, one former employee of Citizens Community Bancorp, pursuant to the exercise of options, purchased an aggregate of 432 shares of Citizens Community Bancorp stock, for an aggregate price of $3,000. This transaction was made in reliance on the exemption set forth in
Section 4(2) of the Securities Act.

Proceeds from the sale of the above securities were used for general corporate purpose.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders (the "Annual Meeting") of the Company, was held on April 18, 2000, to consider the election of eight directors with terms expiring in 2001, the Year 2000 Advisory Board Members' Stock Option and Limited Rights Plan, to consider the amendment to the 1996 Incentive Stock Option Plan, the ratification of the appointment of the Company's independent auditors for the year ending December 31, 2000 and to approve adjournment of the annual meeting to solicit additional proxies.

At the Annual Meeting, 2,694,994 shares were present in person or by proxy. The following is a summary and tabulation of the matters that were voted upon at the Annual Meeting:


PROPOSAL I.

The election of directors:

                                 FOR          %       ABSTAIN        %
                              ---------     -----     -------      ----

       Diane M. Beyer         2,683,006     99.56      11,988      0.44
       John V. Cofer          2,680,846     99.48      14,148      0.52
       Joel M. Cox, Sr.       2,683,006     99.56      11,988      0.44
       Thomas B. Garrison     2,683,006     99.56      11,988      0.44
       Dennis J. Lynch        2,683,006     99.56      11,988      0.44
       Robert A. Marks        2,681,386     99.50      13,608      0.50
       Louis J. Smith         2,679,226     99.41      15,768      0.59
       James S. Hagedorn      2,683,006     99.56      11,988      0.44

       Directors with terms not expiring in 2000:

       Steven A. McLaughlin
       Richard Storm, Jr.
       John G. Wolf

               CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

PROPOSAL II:

To consider and vote upon Citizens Community Bancorp, Inc. Year 2000 Advisory Board Members' Stock Option and Limited Rights Plan.


   FOR         %      AGAINST      %      ABSTAIN      %       NON-VOTE     %
---------    -----    -------     ----    -------     ----     --------    ----

2,370,541    87.96     89,307     3.31     17,513     0.65     217,633     8.08

PROPOSAL III:

To consider and vote upon an amendment to the Citizens Community Bancorp, Inc.'s, 1996 Incentive Stock Option Plan, to increase the number of shares of common stock available to be granted to 351,000.

   FOR         %      AGAINST      %      ABSTAIN      %       NON-VOTE     %
---------    -----    -------     ----    -------     ----     --------    ----

2,332,427    86.55    126,459     4.69     18,475     0.68     217,633     8.08


PROPOSAL IV:

Ratification of the appointment of Hacker, Johnson, Cohen & Grieb PA as independent auditors of Citizens for fiscal year ending December 31, 2000.

   FOR         %      AGAINST      %      ABSTAIN      %
---------    -----    -------     ----    -------     ----

2,669,830    99.07     12,528     0.46     12,636     0.47

PROPOSAL V:

To approve the adjournment of the Annual Meeting to solicit additional proxies in the event that there are not sufficient votes to approve one or more of the foregoing proposals.

   FOR         %      AGAINST      %      ABSTAIN      %
---------    -----    -------     ----    -------     ----

2,630,274    97.60     49,544     1.84     15,176     0.56

               CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a) EXHIBITS. The following exhibits are filed with or incorporated by reference into this report. The exhibits which are marked by a single asterisk (*) were previously filed as a part, and are hereby incorporated by reference from the Company's Registration Statement on Form SB-2, as effective with the Securities and Exchange Commission on December 7, 1995, Registration No. 33-98090. The exhibits which are marked by a double asterisk (**) were previously filed as part of, and are hereby incorporated by reference from the Company's Registration Statement on Form SB-2 as filed with the Securities and Exchange Commission on March 12, 1998, Registration No. 333-47813. The exhibit marked by a triple asterisk (***) was filed as an exhibit to the Company's for 10-KSB for 1998. The exhibits marked with four asterisk (****) were filed as exhibits with the Company's 10-KSB for 1999. The exhibit numbers correspond to the exhibit numbers in the referenced documents.

         EXHIBIT NO.      DESCRIPTION OF EXHIBIT

         *      3.1       Amended and Restated Articles of Incorporation of the
                          Company (Registration Statement)
         *      3.2       By-laws of the Company (Registration Statement)
         *      4.1       Specimen Common Stock Certificate
                          (Registration Statement)
         *      4.2       Specimen Warrant Certificate (Registration Statement)
         *      4.4       Company's Warrant Plan (Registration Statement)
         **     10.1      1996 Incentive Stock Option Plan
         **     10.2      Company's 1998 Directors Stock Option Plan
         **     10.3      Employment Contract with Michael A. Micallef, Jr.
         ****   10.4      Employment Contract with Richard Storm, Jr.
         ****   10.5      Employment Contract with Gregory E. Smith
         ****   22.1      Citizens' 1999 Annual Report
         ****   22.2      Proxy Statement for 2000 Annual Meeting
                          of Shareholders
                27.0      Financial Data Schedule (for SEC use only)

  (b) REPORTS ON FORM 8-K. There was one Form 8-K filed during the three months ended June 30, 2000. It was filed on May 2, 2000 and disclosed that the Company's stock was approved for trading on the NASDAQ Small Market Cap Market System on April 12, 2000 and began trading on April 26, 2000.

               CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CITIZENS COMMUNITY BANCORP, INC.
                                       (Registrant)



Date:          , 2000                  By: /s/ Richard Storm, Jr.
      ---------------------------         -------------------------------------
                                               Richard Storm, Jr.,
                                               Chairman of the Board and
                                               Chief Executive Officer



Date:          , 2000                  By: /s/ Gregory E. Smith
      ---------------------------         -------------------------------------
                                               Gregory E. Smith,
                                               Senior Vice President and
                                               Chief Financial Officer