Form 10QSB
period 2000-09-30
CITIZENS COMMUNITY BANCORP INC
filed 2000-11-08
CIK 1002214

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2000

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _______________ to ________________

Commission file number 000-22547
                       ---------

                        CITIZENS COMMUNITY BANCORP, INC.
        ----------------------------------------------------------------
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

YES [X]    NO [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, par value $.01 per share                       3,377,715
--------------------------------------         ---------------------------------
               (class)                         Outstanding at September 30, 2000

================================================================================

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

                                      INDEX


PART I.  FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS                                                                              PAGE
                                                                                                              ----
     Condensed Consolidated Balance Sheets -
       September 30, 2000 (unaudited) and December 31, 1999.....................................................2

     Condensed Consolidated Statements of Earnings -
       Three and Nine Months ended September 30, 2000 and 1999 (unaudited)......................................3

     Condensed Consolidated Statement of Stockholders' Equity -
       Nine Months ended September 30, 2000 (unaudited).........................................................4

     Condensed Consolidated Statements of Cash Flows -
       Nine Months ended September 30, 2000 and 1999 (unaudited)................................................5

     Notes to Condensed Consolidated Financial Statements (unaudited).........................................6-7

     Review By Independent Certified Public Accountants.........................................................8

     Report on Review by Independent Certified Public Accountants...............................................9

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS..............................................................................10-14

   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........................................15

PART II. OTHER INFORMATION

   ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS..........................................................15

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...................................................................16

SIGNATURES.....................................................................................................17

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                    SEPTEMBER 30,       DECEMBER 31,
                                                                                        2000                1999
                                                                                    -------------       ------------
                                                                                     (UNAUDITED)
    ASSETS
Cash and due from banks ......................................................      $   4,141,755          6,035,589
Interest-bearing deposits ....................................................                 --          2,000,000
Federal funds sold and securities purchased under agreements to resell .......          1,900,852          8,892,655
                                                                                    -------------       ------------

              Cash and cash equivalents ......................................          6,042,607         16,928,244

Securities available for sale ................................................          5,200,729          6,022,103
Securities held to maturity ..................................................         13,000,000         13,000,000
Loans, net of allowance for loan losses of $1,266,412 and $885,617 ...........        122,037,529         79,987,726
Premises and equipment, net ..................................................          5,800,041          5,039,789
Federal Home Loan Bank stock, at cost ........................................            425,000            214,800
Deferred tax asset ...........................................................             23,803             32,775
Accrued interest receivable and other assets .................................          1,888,754            967,253
                                                                                    -------------       ------------

              Total assets ...................................................      $ 154,418,463        122,192,690
                                                                                    =============       ============
    LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Noninterest-bearing demand deposits ......................................         10,571,504         12,208,961
    Savings and NOW deposits .................................................         36,692,880         34,292,059
    Money-market deposits ....................................................         23,664,311         21,722,006
    Time deposits ............................................................         52,813,428         34,274,902
                                                                                    -------------       ------------

              Total deposits .................................................        123,742,123        102,497,928

    Advances from Federal Home Loan Bank .....................................         11,000,000                 --
    Official checks ..........................................................          1,306,040          1,060,366
    Accrued interest payable and other liabilities ...........................            690,861            650,769
                                                                                    -------------       ------------

              Total liabilities ..............................................        136,739,024        104,209,063
                                                                                    -------------       ------------
Stockholders' Equity:
    Preferred stock, $.01 value; 2,000,000 shares authorized,
         none issued or outstanding ..........................................                 --                 --
    Common stock, $.01 par value; 8,000,000 shares authorized, 3,377,715
         and 3,486,767 shares issued and outstanding .........................             33,777             34,868
    Additional paid-in capital ...............................................         18,479,952         19,310,313
    Accumulated deficit ......................................................           (853,333)        (1,353,625)
    Accumulated other comprehensive income (loss) ............................             19,043             (7,929)
                                                                                    -------------       ------------

              Total stockholders' equity .....................................         17,679,439         17,983,627
                                                                                    -------------       ------------

              Total liabilities and stockholders' equity .....................      $ 154,418,463        122,192,690
                                                                                    =============       ============




See Accompanying Notes to Condensed Consolidated Financial Statements.

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS


                                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                                          SEPTEMBER 30,                  SEPTEMBER 30,
                                                    -------------------------      ------------------------
                                                       2000            1999           2000           1999
                                                    ----------      ---------      ---------      ---------
                                                           (UNAUDITED)                    (UNAUDITED)
Interest income:
    Loans ....................................      $2,599,587      1,430,116      6,590,363      3,710,293
    Securities ...............................         265,837        228,659        806,874        654,762
    Other interest-earning assets ............          38,420        156,066        181,025        481,226
                                                    ----------      ---------      ---------      ---------

        Total interest income ................       2,903,844      1,814,841      7,578,262      4,846,281
                                                    ----------      ---------      ---------      ---------
Interest expense:
    Deposit s ................................       1,316,860        755,682      3,244,834      1,944,807
    Advances from Federal Home Loan Bank .....         100,166             --        144,742             --
                                                    ----------      ---------      ---------      ---------

        Total interest expense ...............       1,417,026        755,682      3,389,576      1,944,807
                                                    ----------      ---------      ---------      ---------

Net interest income ..........................       1,486,818      1,059,159      4,188,686      2,901,474

        Provision for loan losses ............         220,000        103,000        465,000        357,000
                                                    ----------      ---------      ---------      ---------
Net interest income after provision for
    loan losses ..............................       1,266,818        956,159      3,723,686      2,544,474
                                                    ----------      ---------      ---------      ---------
Noninterest income:
    Service charges and fees .................          89,538         65,671        262,997        196,449
    Mortgage-brokerage fees ..................         230,260         15,947        779,814         49,876
    Other ....................................          51,561         57,823        176,184        160,204
                                                    ----------      ---------      ---------      ---------

        Total noninterest income .............         371,359        139,441      1,218,995        406,529
                                                    ----------      ---------      ---------      ---------
Noninterest expense:
    Salaries and employee benefits ...........         748,489        392,778      2,306,843      1,077,389
    Occupancy and equipment ..................         178,419        117,384        491,005        347,161
    Advertising ..............................          64,468         32,848        162,192         97,883
    Professional fees ........................          45,022         34,812        110,783        118,406
    Office supplies ..........................          37,160         26,316        104,766         87,164
    Data processing ..........................          33,422         35,798        101,028         94,508
    Other ....................................         232,605        120,276        579,918        435,708
                                                    ----------      ---------      ---------      ---------

        Total noninterest expense ............       1,339,585        760,212      3,856,535      2,258,219
                                                    ----------      ---------      ---------      ---------

Earnings before income taxes .................         298,592        335,388      1,086,146        692,784

        Income taxes .........................         114,044        126,198        411,507        246,078
                                                    ----------      ---------      ---------      ---------

Net earnings .................................      $  184,548        209,190        674,639        446,706
                                                    ==========      =========      =========      =========
Earnings per share:
    Basic ....................................      $      .05            .06            .19            .13
                                                    ==========      =========      =========      =========

    Diluted ..................................      $      .05            .06            .19            .13
                                                    ==========      =========      =========      =========
Weighted-average number of shares outstanding:
    Basic ....................................       3,454,782      3,472,327      3,481,448      3,465,974
                                                    ==========      =========      =========      =========

    Diluted ..................................       3,508,855      3,549,897      3,537,584      3,545,901
                                                    ==========      =========      =========      =========

Cash dividends per share .....................      $       --             --            .05             --
                                                    ==========      =========      =========      =========




See Accompanying Notes to Condensed Consolidated Financial Statements.

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      NINE MONTHS ENDED SEPTEMBER 30, 2000


                                                                                               ACCUMULATED
                                                                                                  OTHER
                                             COMMON STOCK                                        COMPRE-
                                      -----------------------      ADDITIONAL                     HENSIVE        TOTAL
                                       NUMBER OF                    PAID-IN       ACCUMULATED     INCOME    STOCKHOLDERS'
                                        SHARES        AMOUNT        CAPITAL         DEFICIT       (LOSS)        EQUITY
                                      ----------     --------     -----------     -----------  -----------  -------------
Balance at December 31, 1999 .....     3,486,767     $ 34,868      19,310,313     (1,353,625)     (7,929)     17,983,627
                                                                                                             -----------
Comprehensive income:
     Net earnings (unaudited) ....            --           --              --        674,639          --         674,639
     Net change in unrealized
          gain on securities
          available for sale, net
          of tax effect of $16,263
          (unaudited) ............            --           --              --             --      26,972          26,972
                                                                                                             -----------

Comprehensive income (unaudited) .            --           --              --             --          --         701,611
                                                                                                             -----------
Repurchase of common stock
     (unaudited) .................      (109,484)      (1,095)       (833,357)            --          --        (834,452)
                                                                                                             -----------
Shares issued under stock
     option plan (unaudited) .....           432            4           2,996             --          --           3,000
                                                                                                             -----------

Cash dividends (unaudited) .......            --           --              --       (174,347)         --        (174,347)
                                      ----------     --------     -----------     ----------     -------     -----------

Balance at September 30, 2000
     (unaudited) .................     3,377,715     $ 33,777      18,479,952       (853,333)     19,043      17,679,439
                                      ==========     ========     ===========     ==========     =======     ===========













See Accompanying Notes to Condensed Consolidated Financial Statements.

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                              NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                      ---------------------------------
                                                                                          2000                 1999
                                                                                      ------------          -----------
                                                                                                 (UNAUDITED)
Cash flows from operating activities:
    Net earnings ............................................................         $    674,639              446,706
    Adjustments to reconcile net earnings to net cash
      provided by operating activities:
        Depreciation ........................................................              212,990              161,074
        Provision for loan losses ...........................................              465,000              357,000
        (Credit) provision for deferred income taxes ........................               (7,291)              37,718
        Net amortization of fees, premiums and discounts ....................               13,290             (156,471)
        Increase in accrued interest receivable and other assets ............             (921,501)            (229,222)
        Increase in accrued interest payable and
            other liabilities ...............................................               40,092              139,449
        Net increase in official checks .....................................              245,674              359,867
                                                                                      ------------          -----------

                Net cash provided by operating activities ...................              722,893            1,116,121
                                                                                      ------------          -----------
Cash flows from investing activities:
    Purchases of securities available for sale ..............................                   --           (2,879,927)
    Purchase of securities held to maturity .................................                   --          (22,432,064)
    Maturities of securities held to maturity ...............................                   --           17,996,627
    Principal paydowns of securities available for sale .....................              798,470               95,220
    Purchase of Federal Home Loan Bank stock ................................             (210,200)             (87,800)
    Net increase in loans ...................................................          (42,461,954)         (26,599,689)
    Purchase of premises and equipment ......................................             (973,242)          (1,330,846)
                                                                                      ------------          -----------

                Net cash used in investing activities .......................          (42,846,926)         (35,238,479)
                                                                                      ------------          -----------
Cash flows from financing activities:
    Net increase in deposits ................................................           21,244,195           23,755,311
    Increase in advances from Federal Home Loan Bank ........................           11,000,000                   --
    Repurchase of common stock ..............................................             (834,452)                  --
    Sale of common stock ....................................................                3,000               83,879
    Cash dividends paid .....................................................             (174,347)                  --
                                                                                      ------------          -----------

                Net cash provided by financing activities ...................           31,238,396           23,839,190
                                                                                      ------------          -----------

Net decrease in cash and cash equivalents ...................................          (10,885,637)         (10,283,168)

Cash and cash equivalents at beginning of period ............................           16,928,244           24,663,087
                                                                                      ------------          -----------

Cash and cash equivalents at end of period ..................................         $  6,042,607           14,379,919
                                                                                      ============          ===========

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
        Interest ............................................................         $  3,352,465            1,819,563
                                                                                      ============          ===========

        Income taxes ........................................................         $    545,937              195,000
                                                                                      ============          ===========

    Noncash transaction-
        Change in unrealized gain on securities available
            for sale ........................................................         $     26,972                   --
                                                                                      ============          ===========




See Accompanying Notes to Condensed Consolidated Financial Statements.

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) GENERAL. In the opinion of management, the accompanying condensed consolidated financial statements of Citizens Community Bancorp, Inc. and Subsidiaries (the "Company") contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 2000, and the results of operations for the three-month and nine-month periods ended September 30, 2000 and 1999 and the cash flows for the nine-month periods ended September 30, 2000 and 1999. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

(2) LOAN IMPAIRMENT AND CREDIT LOSSES. On September 30, 2000, there was one impaired loan with a remaining balance of $206,864 after $70,000 had been charged-off during the nine months ended September 30, 2000. During the nine months ending September 30, 2000, $9,797 in interest income was recognized and received. In addition an allowance of $50,000 has been established for this loan. No loans were identified as impaired at September 30, 1999. The activity in the allowance for loan losses was as follows:


                                                                   THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                 SEPTEMBER 30,
                                                               ------------------------       -----------------------
                                                                   2000          1999            2000           1999
                                                               -----------      -------       ---------       -------
                Balance at beginning of period.............    $ 1,053,485      707,211         885,617       453,211
                Provision charged to earnings..............        220,000      103,000         465,000       357,000
                Charge-offs, net of recoveries.............         (7,073)      (2,749)        (84,205)       (2,749)
                                                               -----------      -------       ---------       -------

                Balance at end of period...................    $ 1,266,412      807,462       1,266,412       807,462
                                                               ===========      =======       =========       =======

(3) EARNINGS PER SHARE. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations. Options to purchase 204,477 shares of common stock between $7.75 and $9.50 a share issued in 2000, 1999 and 1998 were not included in the three and nine months ended September 30, 2000 computation of diluted EPS because the options exercise price was more than the average market price of the common shares. These options expire between August 2008 and June 2010.
        (Dollars are in thousands, except per share amounts).


                                                             FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                        -------------------------------------------------------------------------------
                                                          2000                                     1999
                                        -------------------------------------     -------------------------------------
                                          EARNINGS       SHARES     PER SHARE      EARNINGS       SHARES      PER SHARE
                                        (NUMERATOR)  (DENOMINATOR)   AMOUNT       (NUMERATOR)  (DENOMINATOR)   AMOUNT
                                        -----------  -------------  ---------     -----------  -------------  ---------
        Basic EPS:
            Net earnings available
              to common stockholders...    $ 185       3,454,782     $ .05           $ 209       3,472,327      $ .06

        Effect of dilutive securities-
            Incremental shares from
              assumed conversion
              of options...............       --          54,073        --              --          77,570         --
                                           -----       ---------     -----           -----      ----------      -----

        Diluted EPS:
            Net earnings available
              to common stockholders
              and assumed conversions..    $ 185       3,508,855     $ .05           $ 209       3,549,897      $ .06
                                           =====       =========     =====           =====       =========      =====
                                                                                                            (continued)

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(3)     EARNINGS PER SHARE, CONTINUED.


                                                             FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                        -------------------------------------------------------------------------------
                                                          2000                                     1999
                                        -------------------------------------     -------------------------------------
                                          EARNINGS       SHARES     PER SHARE      EARNINGS       SHARES      PER SHARE
                                        (NUMERATOR)  (DENOMINATOR)   AMOUNT       (NUMERATOR)  (DENOMINATOR)   AMOUNT
                                        -----------  -------------  ---------     -----------  -------------  ---------
        Basic EPS:
            Net earnings available
              to common stockholders...    $ 675       3,481,448     $ .19           $ 447       3,465,974      $ .13

        Effect of dilutive securities-
            Incremental shares from
              assumed conversion
              of options...............       --          56,136        --              --          79,927         --
                                          ------       ---------      ----          ------      ----------      -----
        Diluted EPS:
            Net earnings available
              to common stockholders
              and assumed conversions..    $ 675       3,537,584     $ .19           $ 447       3,545,901      $ .13
                                           =====       =========     =====           =====       =========      =====

(4) REGULATORY CAPITAL. The Citizens Community Bank of Florida (the Company's Banking Subsidiary) ("Citizens") is required to maintain certain minimum regulatory capital requirements. The following is a summary at September 30, 2000 of the regulatory capital requirements and the Bank's capital on a percentage basis:


                                                                                             RATIOS OF       REGULATORY
                                                                                             THE BANK        REQUIREMENT
                                                                                             ---------       -----------
                Total capital to risk-weighted assets...........................               10.48%           8.00%

                Tier I capital to risk-weighted assets..........................                9.48%           4.00%

                Tier I capital to total assets - leverage ratio.................                8.07%           4.00%

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Hacker, Johnson & Smith PA, the Company's independent certified public accountants, have made a limited review of the financial data as of September 30, 2000, and for the three- and nine-month periods ended September 30, 2000 and 1999 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors
Citizens Community Bancorp, Inc.
Marco Island, Florida:

         We have reviewed the accompanying condensed consolidated balance sheet of Citizens Community Bancorp, Inc. and Subsidiaries (the "Company") as of September 30, 2000, and the related condensed consolidated statements of earnings for the three- and nine-month periods ended September 30, 2000 and 1999, and the condensed consolidated statement of stockholders' equity for the nine month period ended September 30, 2000 and cash flows for the nine-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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




HACKER, JOHNSON & SMITH PA
Tampa, Florida
October 13, 2000

               CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

             COMPARISON OF SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

The Company's primary source of cash during the nine months ended September 30, 2000 was from net deposit inflows and advances from Federal Home Loan Bank. Cash was used primarily for loan originations. At September 30, 2000, the Company had outstanding commitments to fund existing and new loans of $33.7 million. It is expected that these requirements will be funded from the sources described above. At September 30, 2000, the Bank exceeded its regulatory liquidity requirements.

The following table shows selected ratios for the periods ended or at the dates indicated:


                                                                                NINE MONTHS
                                                                                    ENDED                YEAR ENDED
                                                                                SEPTEMBER 30,           DECEMBER 31,
                                                                                    2000                    1999
                                                                                -------------           ------------
        Average equity as a percentage
           of average assets...............................................         13.54%                  17.51%

        Equity to total assets at end of period............................         11.45%                  14.72%

        Return on average assets (1).......................................          0.67%                   0.61%

        Return on average equity (1).......................................          4.95%                   3.50%

        Noninterest expense to average assets (1)..........................          3.85%                   3.22%

        Nonperforming loans and foreclosed real estate to
           total assets at end of period...................................          0.13%                     NIL

-----------------

(1) Annualized for the nine months ended September 30, 2000.

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


                                                                              THREE MONTHS ENDED SEPTEMBER 30,
                                                  --------------------------------------------------------------------------
                                                                  2000                                   1999
                                                  -----------------------------------    -----------------------------------
                                                                INTEREST      AVERAGE                  INTEREST      AVERAGE
                                                   AVERAGE         AND         YIELD/      AVERAGE        AND         YIELD/
                                                   BALANCE      DIVIDENDS       RATE       BALANCE     DIVIDENDS      RATE
                                                  ---------     ---------     -------    ---------     ---------     -------
                                                                              (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Loans   .................................      $ 115,636        2,600        8.94%    $   68,456       1,430       8.29%
   Securities...............................         18,343          266        5.80         15,205         229       6.02
   Other interest-earning assets (1)........          2,385           38        6.34         12,991         156       4.76
                                                  ---------      -------                 ----------     -------

       Total interest-earning assets........        136,364        2,904        8.47         96,652       1,815       7.45
                                                                 -------                                -------
Noninterest-earning assets..................          9,934                                  9,420
                                                  ---------                              ---------

       Total assets.........................      $ 146,298                              $ 106,072
                                                  =========                              =========
Interest-bearing liabilities:
   Savings, NOW and money-market deposit
       accounts.............................         58,722          520        3.52         46,839         354       3.00
   Time deposits............................         50,617          797        6.27         30,952         402       5.15
   Other borrowings (2).....................          5,825          100        6.84             --          --
                                                  ---------      -------                 ----------     -------

       Total interest-bearing liabilities...        115,164        1,417        4.89         77,791         756       3.86
                                                                 -------                                -------
Noninterest-bearing liabilities.............         12,972                                  10,644
Stockholders' equity........................         18,162                                  17,637
                                                  ---------                               ---------
       Total liabilities and stockholders'
           equity...........................      $ 146,298                               $ 106,072
                                                  =========                               =========
Net interest income.........................                     $ 1,487                                $ 1,059
                                                                 =======                                =======
Interest-rate spread (3)....................                                    3.58%                                 3.59%
                                                                                ====                                  ====

Net interest margin (4).....................                                    4.34%                                 4.35%
                                                                                ====                                  ====
Ratio of average interest-earning assets to
   average interest-bearing liabilities.....           1.18                                   1.24
                                                  =========                               ========

-----------------

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


                                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                  -------------------------------------------------------------------------
                                                                  2000                                   1999
                                                  -----------------------------------    ----------------------------------
                                                                INTEREST      AVERAGE                  INTEREST     AVERAGE
                                                   AVERAGE         AND         YIELD/      AVERAGE        AND        YIELD/
                                                   BALANCE      DIVIDENDS       RATE       BALANCE     DIVIDENDS     RATE
                                                  ---------     ---------     -------    ---------     ---------    -------
                                                                              (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Loans    ................................      $ 100,552        6,590        8.75%     $  59,378       3,710      8.35%
   Securities...............................         18,586          807        5.79         15,327         655      5.71
   Other interest-earning assets (1)........          4,057          181        5.96         13,592         481      4.73
                                                  ---------      -------                  ---------      ------

       Total interest-earning assets........        123,195        7,578        8.22         88,297       4,846      7.34
                                                                 -------                                 ------

Noninterest-earning assets..................         10,424                                   8,680
                                                  ---------                                --------

       Total assets.........................      $ 133,619                                $ 96,977
                                                  =========                                ========

Interest-bearing liabilities:
   Savings, NOW and money-market deposit
       accounts.............................         58,210        1,468        3.37         43,417         926      2.85
   Time deposits............................         40,004        1,777        5.93         25,775       1,019      5.29
   Other borrowings (2).....................          2,841          145        6.82             --          --        --
                                                  ---------      -------                   --------      ------

       Total interest-bearing liabilities...        101,055        3,390        4.48         69,192       1,945      3.76
                                                                 -------                                 ------

Noninterest-bearing liabilities.............         14,478                                  10,323
Stockholders' equity........................         18,086                                  17,462
                                                  ---------                                --------

       Total liabilities and stockholders'
           equity...........................      $ 133,619                                $ 96,977
                                                  =========                                ========

Net interest income.........................                     $ 4,188                                $ 2,901
                                                                 =======                                =======

Interest-rate spread (3)....................                                    3.74%                                3.58%
                                                                                ====                                 ====

Net interest margin (4).....................                                    4.54%                                4.39%
                                                                                ====                                 ====

Ratio of average interest-earning assets to
   average interest-bearing liabilities.....           1.22                                    1.28
                                                  =========                                ========

-----------------

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

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

     COMPARISON OF THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

   GENERAL. Net earnings for the three months ended September 30, 2000 were $185,000 or $.05 per basic and diluted share compared to net earnings of $209,000 or $.06 per basic and diluted share for the three months ended September 30, 1999. This increase in the Company's net earnings was primarily due to an increase in net interest income and noninterest income, partially offset by an increase in noninterest expense all due to the overall growth of the Company.

   INTEREST INCOME AND EXPENSE. Interest income increased to $2,904,000 for the three months ended September 30, 2000 from $1,815,000 for the three months ended September 30, 1999. Interest income on loans increased to $2,600,000 in 2000 due to an increase in the average loan portfolio balance for the three months ended September 30, 2000 to $115.6 million compared to $68.5 million during the 1999 period and by an increase in the weighted-average yield from 8.29% in 1999 to 8.94% in 2000. Interest on securities increased to $266,000 in 2000 due to a increase in the average securities portfolio during the three months ended September 30, 2000 to $18.3 million from $15.2 million during 1999. Interest on other interest-earning assets decreased to $38,000 in 2000 due to a decrease in the average balance of such assets from 1999 to 2000.

      Interest expense on deposit accounts increased to $1,317,000 for the three months ended September 30, 2000 from $756,000 for the three months ended September 30, 1999. Interest expense increased primarily because of an increase in the average balance from 1999 to 2000 and an increase in the average rate paid on deposits. The average balance for the three months ended September 30, 2000 was $109.3 million compared to $77.8 million during 1999.

   PROVISION FOR LOAN LOSSES. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision for the three months ended September 30, 2000 and 1999 was $220,000 and $103,000, respectively. Management believes the balance in the allowance for loan losses of $1,266,000 at September 30, 2000 is adequate.

   NONINTEREST INCOME. Noninterest income increased to $371,000 in 2000 from $139,441 in 1999 primarily due to the increase in mortgage brokerage fees from CCB Mortgage Company and increases in service charges on deposit accounts in 2000.

   NONINTEREST EXPENSE. Total noninterest expense increased to $1,340,000 for the three months ended September 30, 2000 from $760,000 for the three months ended September 30, 1999, primarily due to an increase in employee compensation and benefits of $356,000 as well as an increase in other noninterest expense and occupancy and equipment expense. The primary reasons for the increased expenses were the inpart of CCB Mortgage Corporation and the additional expenses relating to opening our fourth branch office in August 2000.

   INCOME TAXES. The income tax provision for the three months ended September
      30, 2000 was $114,000, an effective rate of 38.2% compared to $126,100, an effective rate of 37.6% for the comparable 1999 period.

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

     COMPARISON OF THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

   GENERAL. Net earnings for the nine months ended September 30, 2000 were $675,000 or $.19 per basic and diluted share compared to net earnings of $447,000 or $.13 per basic and diluted share for the nine months ended September 30, 1999. This increase in the Company's net earnings was primarily due to an increase in net interest income, partially offset by an increase in noninterest expenses.

   INTEREST INCOME AND EXPENSE. Interest income increased to $7,578,000 for the nine months ended September 30, 2000 from $4,846,000 for the nine months ended September 30, 1999. Interest income on loans increased to $6,590,000 in 2000 due to an increase in the average loan portfolio balance for the nine months ended September 30, 2000 to $100.6 million compared to $59.4 million during 1999 as well as an increase in the rate earned on the portfolio. Interest on securities increased to $807,000 in 2000 due to an increase in the average securities portfolio during the nine months ended September 30, 2000 to $18.6 million from $15.3 million during 1999. Interest on other interest-earning assets decreased to $181,000 in 2000 primarily due to a decrease in the average balance of these assets from 1999 to 2000 as the lower yielding assets were decreased to fund the growth in the higher-yielding loan portfolio.

      Interest expense on deposit accounts increased to $3,245,000 for the nine months ended September 30, 2000 from $1,945,000 for the nine months ended September 30, 1999. Interest expense on deposits increased primarily because of an increase in the average balance of deposits from 1999 to 2000 as well as an increase in the rates paid on deposits. The average balance for the nine months ended September 30, 2000 was $98.2 million compared to $69.2 million during 1999.

   PROVISION FOR LOAN LOSSES. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision increased to $465,000 for the nine months ended September 30, 2000 from $357,000 for the nine months ended September 30, 1999.

   NONINTEREST INCOME. Noninterest income increased to $1,219,000 in 2000 from $407,000 in 1999 primarily because of an increase in mortgage brokerage fees from CCB Mortgage Corporation and increases in service charges on deposit accounts in 2000.

   NONINTEREST EXPENSE. Total noninterest expense increased to $3,857,000 for the nine months ended September 30, 2000 from $2,258,000 for the nine months ended September 30, 1999, primarily due to an increase in employee compensation and benefits of $1,229,000. The year-over-year increases in operating expenses were due to the effect of CCB Mortgage Corporation and the additional costs related to opening our fourth branch office in August 2000.

   INCOME TAXES. The income tax provision for the nine months ended September
      30, 2000 was $412,000, an effective rate of 37.9% compared to $246,000, an effective rate of 35.5% for the comparable 1999 period.

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest-rate risk inherent in its lending and deposit taking activities. The Company has not engaged in and therefore has no risk related to investment trading account activity, commodities or foreign exchange.

Management actively monitors and manages its interest-rate risk exposure. The primary objective in managing interest-rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company's net interest income and capital, while adjusting the Company's asset-liability structure to obtain the maximum yield-cost spread on that structure. Management relies primarily on its asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates could adversely impact the Company's earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. There have been no significant changes in the Company's market risk exposure since December 31, 1999.

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The following sales of shares of Citizens Community Bancorp common stock, par value $0.01 per share ("Citizens Community Bancorp"), were not registered pursuant to the Securities Act of 1933, as amended (the "Securities Act"), but were issued pursuant to the exemptions indicated below:

During the nine months ended September 30, 2000, one former employee of Citizens Community Bancorp, pursuant to the exercise of options, purchased an aggregate of 432 shares of Citizens Community Bancorp stock, for an aggregate price of $3,000. This transaction was made in reliance on the exemption set forth in
Section 4(2) of the Securities Act.

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
             27.0     Financial Data Schedule (for SEC use only)

(B) REPORTS ON FORM 8-K. There was one Form 8-K filed during the three months ended September 30, 2000. It was filed September 8, 2000 and announced the repurchase of 100,000 (or approximately 2.7%) of the outstanding shares of common stock.

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CITIZENS COMMUNITY BANCORP, INC.
                                           (Registrant)

Date: November 8, 2000            By: /s/ Richard Storm, Jr.
      ------------------              -----------------------------------
                                      Richard Storm, Jr., Chairman of the Board
                                      and Chief Executive Officer


Date: November 8, 2000            By: /s/ Gregory E. Smith
      ------------------              -----------------------------------------
                                      Gregory E. Smith, President and
                                      Chief Financial Officer