Form 10KSB
period 2000-12-31
CITIZENS COMMUNITY BANCORP INC
filed 2001-04-13
CIK 1002214

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

 Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 2000
                          Commission File No. 000-22547

                        CITIZENS COMMUNITY BANCORP, INC.

       A Florida Corporation (IRS Employer Identification No. 65-0614044)
                             650 East Elkcam Circle
                           Marco Island, Florida 34145
                                 (941) 389-1800

 Securities Registered Pursuant to Section 12(b) of the Securities Exchange Act of 1934:

                                      NONE
                                      ----

 Securities Registered Pursuant to Section 12(g) of the Securities Exchange Act of 1934:

                                  COMMON STOCK
                                  ------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues for the fiscal year ended December 31, 2000:  $12,309,000

The aggregate market value of the common stock of the Registrant held by nonaffiliates of the Registrant (2,442,887 shares) on February 28, 2001 was approximately $29,314,644. The aggregate market value was computed by reference to the average bid and asking price of Registrant's common stock on February 28, 2001, which was $12.00 per share. For the purposes of this response, directors, officers and holders of 5% or more of the Registrant's common stock are considered the affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant's Common Stock, as of February 28, 2001: 3,392,371 shares of $0.01 par value common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

None.

                                TABLE OF CONTENTS

Consolidated--Citizens Community Bancorp,  Inc. and subsidiaries ("Registrant").

                                                                     Page Number

        PART I

Item 1  Business............................................................  3
Item 2  Properties..........................................................  9
Item 3  Legal Proceedings...................................................  9
Item 4  Submission of Matters to a Vote of Security Holders................. 10


        PART II

Item 5  Market for Common Equity and Related Stockholder Matters............ 10
Item 6  Management's  Discussion and Analysis of Financial Condition
        and Results of Operations........................................... 11
        Independent Auditors' Report........................................ 27
Item 7  Financial Statements and Supplementary Data......................... 28
Item 8  Changes in and Disagreements with Accountants on  Accounting and Financial Disclosure............................................ 46


        PART III
Item 9  Directors and Executive Officers of the Registrant.................. 46
Item 10 Executive Compensation.............................................. 47
Item 11 Security Ownership of Certain Beneficial Owners and Management...... 49
Item 12 Certain Relationships and Related Transactions...................... 50

        PART IV
Item 13 Exhibits, Financial Statement Schedules, and Reports on Form 8-K.... 50

                                     PART I



ITEM 1. - BUSINESS

Description

General

Citizens Community Bancorp, Inc. ("Citizens") is a one-bank holding company under the Bank Holding Company Act of 1956, owning 100% of the issued and outstanding common stock of Citizens Community Bank of Florida, Marco Island, Florida ("CCB"). Citizens was incorporated under the laws of the State of Florida on May 22, 1995 to acquire 100 percent of the shares to be issued by CCB during its organizational stage and to enhance CCB's ability to serve its future customers' requirements for financial services. Citizens provides flexibility for expansion of its banking business through its capital resources and the acquisition of other financial institutions and provision of additional banking-related services which a traditional commercial bank may not provide under present laws.

Subsidiaries

As of December 31, 2000, Citizens had three wholly-owned subsidiaries, CCB and two non-bank subsidiaries, Citizens Financial Corporation ("CFC") and CCB Mortgage Corporation ("CCB Mortgage").

CCB is a state-chartered commercial bank, which opened for business on March 8, 1996. CCB offers a full range of interest-bearing and noninterest-bearing deposit accounts, including commercial and retail checking accounts, negotiable order of withdrawal ("NOW") accounts, money market accounts, individual retirement accounts, regular interest bearing statement savings accounts, certificates of deposit, commercial loans, real estate loans, home equity loans and consumer/installment loans. In addition, CCB provides consumer services such as U.S. Savings Bonds, travelers checks, safe deposit boxes, bank by mail services, direct deposit services, and automatic teller services.

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

Market Area

The primary service and assessment area for Citizens encompasses the cities of Naples, Marco Island, Isle of Capri, and Goodland, as well as the rest of Collier County. There is strong competition among financial institutions in this area, as evidenced by the ten commercial banks headquartered within our primary service area. There are approximately 102 banking offices and three savings and loan association offices, most of which are branches of or are affiliated with major regional bank holding companies. CCB operates offices at 650 E. Elkcam Circle, Marco Island, Florida, ("Marco Office") which opened for business in January, 1997; 5101 Tamiami Trail East, Naples, Florida, ("East Trail Office") which opened for business in June, 1997; 2375 N. Tamiami Trail, Naples, Florida, ("Moorings Office") which opened for business in August, 1998; and 7925 Airport Road North, Naples, Florida ("Fountain Park Office") which opened for business in August, 2000. CCB also operates a courier service in its primary service area.

Citizens is in competition with area financial institutions other than commercial banks and savings and loan associations, including insurance companies, consumer finance companies, brokerage houses, credit unions and other business entities which have, over the years, engaged more and more in providing services that have historically been traditional banking services. Due to the growth of the Collier County area in general, it is anticipated that competition will increase because of new entrants to the market.

Investments

As of December 31, 2000, investment securities, interest-bearing deposits, federal funds, and securities purchased under agreements to resell, comprised approximately 12.5% of Citizens' consolidated total assets. Net loans comprised approximately 79.7% of Citizens' total assets. Citizens' investment portfolio includes primarily obligations of Agencies of the United States Government. On a daily basis, CCB enters into Federal Funds transactions with its principal correspondent bank, primarily with the sale of such funds.

Loan Portfolio

Through its subsidiaries, Citizens engages in a wide range of lending activities, primarily focused on the origination of commercial and residential real estate secured loans, commercial loans secured by non-real estate collateral and consumer loans.

Real estate loans consist of commercial and residential first and second mortgage loans. All of these loans are located in Florida, the majority of which are in our primary service and assessment area. These loans also include home equity term loans secured by second mortgages on the residences of borrowers for a variety of purposes, including home improvements, investment purchases and other personal expenditures.

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

Citizens' policy is to discontinue the accrual of interest on loans delinquent over ninety days unless fully secured and in the process of collection. It is our policy that the accrued and unpaid interest is reversed against current income and thereafter interest is recognized only to the extent payments are received. Non-accrual loans are restored to accrual basis when interest and principal payments are current and prospects for recovery are no longer in doubt.

As of December 31, 2000, there were no loans where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

The majority of our loans are secured by real estate in Collier County, Florida, where our branch offices are located. Accordingly, the ultimate collectibility of a substantial portion of our loan portfolio is susceptible to changes in market conditions in Collier County.

Allowance For Loan Losses

In considering the adequacy of the allowance for loan losses, we look at the risks associated with our loan portfolio. As of December 31, 2000, approximately 45% of outstanding loans are commercial real estate secured loans. Commercial loans are generally considered to have a greater risk than other categories of loans. We believe that the real estate collateral securing our commercial real estate loans reduces the risk of loss inherently present in these loans.

At December 31, 2000, our consumer loan portfolio consisted primarily of lines of credit and installment loans secured by automobiles, boats and other consumer goods, generally to customers who also have deposit relationships with us. We do not purchase consumer loans through dealers or brokers, which generally have higher risk of losses. Management believes that the risk associated with the consumer loan portfolio has been adequately provided for in the allowance for loan losses.

Residential real estate mortgage loans constitute approximately 46% of loans outstanding at December 31, 2000. These loans are considered by management to have less risk due to the fact that they are secured by residential real estate, where the amount of the original loan generally does not exceed 80% of the appraised value of the collateral or is otherwise secured by private mortgage insurance.

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

The allowance for loan losses represents the cumulative total of monthly provisions for loan losses. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans will be charged off against the allowance when management believes the collectability of principal is unlikely. The monthly provision for loan losses is based on management's judgment, after considering known and inherent risks in the portfolio, the past loss experience, adverse situations which may affect the borrower's ability to repay, assumed values of the underlying collateral securing the loans, the current and prospective financial condition of the borrower, and the prevailing and anticipated economic conditions of the local market. During the year ended December 31, 2000, we charged off three loans in the amount of $279,000 against the allowance for loan losses. In addition, $16,000 was charged-off for uncollected overdrafts from our deposit customers.

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

Correspondent Banking

CCB purchases correspondent services offered by larger banks, including check collections, purchase or sale of Federal Funds, security safekeeping, investment services, coin and currency supplies, overline and liquidity loan participations and sales of loans to or participations with correspondent banks. At December 31, 2000, CCB had sold $3.5 million in Federal Funds. In addition, at December 31, 2000, CCB had a $3.0 million advance outstanding from the Federal Home Loan Bank of Atlanta.

Loan participations are purchased and sold by CCB without recourse to correspondent banks with respect to loans which exceed the bank's legal lending limit, which at December 31, 2000, was $3.1 million. To limit our credit risk exposure to single borrowers, we established an internal bank lending limit which, at December 31, 2000, was $2.5 million. Both CFC and CCB Mortgage originate loans that are closed and funded by correspondent banks. Since CFC and CCB Mortgage both act as mortgage brokers, neither company will close loans in their own name. In some instances, loans originated by CFC and CCB Mortgage are referred to CCB and are retained by the bank.

Data Processing

CCB has a data processing servicing agreement with Alltel Information Services, Inc. This servicing agreement provides us with a full range of data processing services, including an automated general ledger, deposit accounting, commercial, real estate and installment lending data processing and a central information file ("CIF"). For this service, CCB pays a monthly fee based on the type, kind and volume of data processing services provided, priced at a stipulated rate schedule.

Employees

We currently employ approximately 70 full time and 5 part time persons, including 22 officers. Employees are hired as needed to meet company-wide personnel demands.

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

Supervision and Regulation

Citizens and CCB operate in a highly regulated environment with numerous federal and state laws and regulations governing its activities. Our business activities, which are governed by statute, regulation and administrative policies, are supervised by a number of federal regulatory agencies, including the Federal Reserve Board, the Florida Department of Banking and Finance ("Department") and the Federal Deposit Insurance Corporation ("FDIC"). The following is a brief summary of the more recent legislation which affects Citizens and our subsidiaries:

In November 1999, the financial services regulations were significantly reformed with the adoption of the Gramm-Leach-Bliley Act ("GLA"). The GLA provides for the streamlining of the regulatory oversight functions of the various federal banking agencies. Of significance, the GLA permits bank holding companies that are well managed, well capitalized and that have at least a satisfactory Community Reinvestment Act rating to operate as Financial Holding Companies ("FHC"). In addition to activities that are permissible for bank holding companies and their subsidiaries, the GLA permits FHCs and their subsidiaries to engage in a wide variety of other activities that are "financial in nature" or are incidental to financial activities. These new activities will enable Citizens and its subsidiaries to consider and engage in new lines of business.


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

As a publicly traded company with its shares of common stock registered under the Securities Act of 1933, Citizens is required to file periodic public disclosure reports with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, and the regulations promulgated thereunder.

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

Additionally, if any of six significant events (a change in control, an acquisition or disposition of significant assets, bankruptcy or receivership, a change in certifying accountant, any resignation of directors or a change in fiscal year end) occurs in a period between the filing of Form 10-KSB or a Form 10-QSB, such event must be reported on a Form 8-KSB within 15 days of the event. When communicating with shareholders, Citizens' proxy solicitations for its Annual Meetings of Shareholders, or any Special Meeting, must contain certain detailed disclosures regarding the current status of Citizens.

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

The National Association of Securities Dealers has adopted a rule requiring the audit committees of Boards of Directors of reporting corporations such as Citizens to undertake certain organizational and operational steps. The Securities and Exchange Commission has adopted a similar rule. These standards require our audit committee to be comprised of a majority of independent, non-employee directors who are financially literate. Furthermore, the audit committee has been required to adopt a formal charter defining the scope for its operations. The Securities and Exchange Commission's rule also requires our auditors to review the financial statements contained in our Form 10-QSBs.

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

Both Citizens and CCB are subject to regulatory capital requirements imposed by the Federal Reserve Board, the FDIC and the Department. Both the Federal Reserve Board and the FDIC have established risk-based capital guidelines for bank holding companies and banks which make regulatory capital requirements more sensitive to differences in risk profiles of various banking organizations. The capital adequacy guidelines issued by the Federal Reserve Board are applied to bank holding companies on a consolidated basis with the banks owned by the holding company. The FDIC's risk capital guidelines apply directly to state banks regardless of whether they are a subsidiary of a bank holding company. Both agencies' requirements (which are substantially similar) provide that banking organizations must have capital equivalent to 8% of weighted risk assets. The risk weights assigned to assets are based primarily on credit risks. Depending upon the riskiness of a particular asset, it is assigned to a risk category. For example, securities with an unconditional guarantee by the United States government are assigned to the lowest risk category. A risk weight of 50% is assigned to loans secured by owner-occupied one to four family residential mortgages. The aggregate amount of assets assigned to each risk category is multiplied by the risk weight assigned to that category to determine the weighted values, which are added together to determine total risk-weighted assets. At December 31, 2000, our total risk-based capital and Tier 1 capital ratio were 14.27% and 10.93%, respectively for Citizens and 10.65% and 7.85%, respectively for CCB. Both the Federal Reserve Board and the FDIC have also implemented minimum capital leverage ratios to be used in tandem with the risk-based guidelines in assessing the overall capital adequacy of bank and bank holding companies. Under these rules, banking institutions are required to maintain a ratio of 3% "Tier 1"capital to total assets (net of goodwill). Tier 1 capital includes common stockholders' equity, noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), created five "capital categories" ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized") which are defined in the FDICIA and which are used to determine the severity of corrective action the appropriate regulator may take in the event an institution reaches a given level of undercapitalization. For example, an institution which becomes "undercapitalized" must submit a capital restoration plan to the appropriate regulator outlining the steps it will take to become adequately capitalized. Upon approving the plan, the regulator will monitor the institution's compliance. Before a capital restoration plan will be approved, any entity controlling a bank (i.e., a holding company) must guarantee compliance with the plan until the institution has been adequately capitalized for four consecutive calendar quarters. The liability of the holding company is limited to the lesser of 5% of the institution's total assets or the amount which is necessary to bring the institution into compliance with all capital standards. In addition, "undercapitalized" institutions will be restricted from paying management fees, dividends and other capital distributions, will be subject to certain asset growth restrictions and will be required to obtain prior approval from the appropriate regulator to open new branches or expand into new lines of business. As an institution drops to lower capital levels, the extent of action to be taken by the appropriate regulator increases, restricting the types of transactions in which the institution may engage and ultimately providing for the appointment of a receiver for certain institutions deemed to be critically undercapitalized.

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

In response to the directive issued under the FDICIA, the regulators have adopted regulations which, among other things, prescribe the capital thresholds for each of the five capital categories established by the FDICIA. The following table reflects the capital thresholds:

                                        Total Risk -      Tier 1 Risk -       Tier 1
                                      Based Capital      Based Capital      Leverage
                                          Ratio              Ratio            Ratio
                                      -------------     ---------------    -----------
Well capitalized (1)                      10%                  6%              5%
Adequately capitalized (1)                 8%                  4%              4% (2)
Undercapitalized (3)                      <8%                 <4%             <4%
Significantly Undercapitalized (3)        <6%                 <3%             <3%
Critically Undercapitalized                -                   -               2%

(1) An institution must meet all three minimums.
(2) 3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.
(3) An institution falls into this category if it is below the specified capital level for any of the three capital measures.


Based  upon  the  above  regulatory   ratios,  CCB  is  considered  to  be  well
capitalized.

The Act also provided that banks must meet new safety and soundness standards. In order to comply with the FDICIA, the Federal Reserve Board and the FDIC adopted a final rule which institutes guidelines defining operational and managerial standards relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, director and officer compensation, asset quality, earnings and stock valuation. Both the capital standards and the safety and soundness standards which the FDICIA implements were designed to bolster and protect the deposit insurance fund.

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, restrictions on interstate acquisitions of banks by bank holding companies were repealed, such that Citizens and any other bank holding company is able to acquire any Florida-based bank, subject to certain deposit percentage and other restrictions. The legislation also provides that, unless an individual state elects beforehand either (i) to accelerate the effective date, or (ii) to prohibit out-of-state banks from operating interstate branches within its territory, on or after June 1, 1997, adequately capitalized and managed bank holding companies will be able to consolidate. De novo branching by an out-of-state bank is permitted only if it is expressly permitted by the laws of the host state. The authority of a bank to establish and operate branches within a state will continue to be subject to applicable state branching laws. Florida permits interstate branching through acquisition, but does not allow de novo branching.

The scope of regulation and permissible activities of Citizens and our subsidiaries is subject to change by future federal and state legislation.

ITEM 2. - DESCRIPTION OF PROPERTY

         The Marco Island main office facility is a one-story modern bank building consisting of 7,500 square feet. The headquarters of Citizens, CFC and CCB Mortgage are also located in this facility. The East Trail Office consists of a 2-story (12,000 square feet) facility. The entire building is occupied by Citizens' staff and includes a branch office, and executive and operations staff for CCB and CCB Mortgage. The Moorings Office consists of 3,864 square feet located in a 3-story professional office condominium building. The Fountain Park office is a one-story modern bank build ing consisting of 4,584 square feet, which was constructed in 2000 and opened as a full service banking center in August 2000. All four facilities are owned by CCB.

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

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II


ITEM 5. - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

Citizens' common stock has been listed on the Nasdaq SmallCap Market since April 27, 2000. The high and low bid prices in each calendar quarter since the stock was listed were:

                                            2000
                               ------------------------------
                                High                     Low
                               ------                   -----
            4th quarter        $11.00                  $ 5.50
            3rd quarter          8.00                    7.50
            2nd quarter          8.00                    7.38

As of February 28, 2001, the approximate number of holders of record of Citizens' common stock was 600.

On January 31, 2001, Citizens paid a cash dividend of $.05 per share to shareholders of record as of January 19, 2001 and on February 14, 2000, Citizens paid a cash dividend of $.05 per share to shareholders of record as of January 31, 2000. Citizens also paid an 8% stock dividend in January, 1999 to stockholders of record as of December 31, 1998. No other cash or stock dividends have been paid. It is the present policy of the Board of Directors of Citizens to reinvest earnings for such period of time as is necessary to ensure the success of our overall operations. Future cash dividends will depend on our earnings, capital requirements, financial condition and other factors considered relevant by our Board of Directors.

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

Item 6. Management Discussion and Analysis of Financial Condition and Results of Operations



                                                SELECTED FINANCIAL DATA

                                       At December 31, or for the Year then Ended
                                    (Dollars in thousands, except per share figures)



                                                               2000       1999        1998         1997        1996
At Year End:

Cash and cash equivalents.............................   $    8,036     16,928      24,663       12,211       8,042
Securities available for sale.........................        4,287      6,022       -            -           -
Securities held to maturity...........................       13,000     13,000       8,500        2,499       2,240
Loans, net............................................      133,126     79,988      44,933       26,420      12,116
All other assets......................................        8,401      6,255       4,130        3,292       2,630
                                                            -------     ------      ------       ------      ------
         Total assets.................................   $  166,850    122,193      82,226       44,422      25,028
                                                            =======    =======      ======       ======      ======

Deposit accounts......................................      144,390    102,498      63,990       36,938      17,885
All other liabilities.................................        4,762      1,711       1,011          713       1,179
Stockholders' equity..................................       17,698     17,984      17,225        6,771       5,964
                                                            -------     ------      ------       ------      ------

         Total liabilities and stockholders' equity...   $  166,850    122,193      82,226       44,422      25,028
                                                            =======    =======      ======       ======      ======
For the Year:

Total interest income.................................       10,792      6,792       4,129        2,523         740
Total interest expense................................        5,018      2,750       2,009        1,208         283
                                                            -------      -----       -----        -----      ------
         Net interest income..........................        5,774      4,042       2,120        1,315         457

Provision for loan losses.............................        1,045        437         162          153         145
                                                            -------      -----       -----        -----      ------
         Net interest income after provision for
           loan losses................................        4,729      3,605       1,958        1,162         312
                                                            -------      -----       -----        -----      ------
Noninterest income....................................        1,516        592         341          273          70
Noninterest expenses..................................        5,281      3,234       1,935        1,260         915
                                                            -------      -----       -----        -----      ------
Earnings (loss) before income taxes (benefit).........          964        963         364          175        (533)
Income taxes (benefit)................................          363        348         158           65        (191)
                                                            -------      -----       -----        -----      ------
Net earnings (loss)...................................   $      601        615         206          110        (342)
                                                            =======      =====       =====        =====      ======
Basic earnings (loss) per share (1)...................   $      .17        .18         .08          .06        (.22)
                                                            =======      =====       =====        =====      ======
Diluted earnings (loss) per share (1).................   $      .17        .17         .08          .06        (.22)
                                                            =======      =====       =====        =====      ======
Ratios and Other Data:

Return on average assets..............................          .43%       .61%        .32%         .30%      (2.71)
Return on average equity..............................         3.34%      3.50%       1.71%        1.72%     (10.35)
Average equity to average assets......................        12.83%     17.51%      18.91%       17.47%      26.16%
Interest-rate spread during the period................         3.67%      3.62%       3.00%        3.50%       2.33%
Net yield on average interest-earning assets..........         8.32%      7.43%       7.36%        8.04%       6.61%
Noninterest expenses to average assets................         3.77%      3.22%       3.04%        3.45%       7.24%
Ratio of average interest-earning assets to average
         interest-bearing liabilities.................         1.20       1.27        1.22         1.18        1.69
Nonperforming loans and foreclosed real estate as
         a percentage of total assets at end of year..          .27%      NIL         NIL          NIL         NIL
Allowance for credit losses as a percentage
         of total loans at end of year................         1.22%      1.11%       1.01%        1.12%       1.18%
Total number of full-service banking offices..........            4          3           3            2           1
Total shares outstanding at end of year (1)...........    3,389,579  3,486,767   3,455,039    1,697,354   1,528,438
Book value per share at end of year...................       $ 5.22       5.16        4.99         3.99        3.91


(1)      Share amounts  reflect the two-for-one  stock split effective  December 15, 1997, and the 8% stock dividend to stockholders of record on December 31, 1998.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                     General

Citizens Community Bancorp, Inc. ("Citizens") owns 100% of the outstanding common stock of Citizens Community Bank of Florida ("CCB"), Citizens Financial Corp. ("CFC") and CCB Mortgage Company ("CCB Mortgage") (collectively the entities are referred to as the "Company"). Citizens' primary business is the ownership and operation of CCB, CFC and CCB Mortgage. CCB is a Florida state-chartered commercial bank and its deposits are insured by the Federal Deposit Insurance Corporation. CCB opened for business on March 8, 1996, and provides community banking services, through four banking offices, to businesses and individuals in Collier County, Florida. CFC was formed and commenced business as a commercial mortgage broker in 1997. CCB Mortgage was formed and commenced business in 1999 as a residential mortgage broker, offering a variety of fixed- and adjustable-rate residential permanent, construction and lot loans.

                                     Merger

On December 18, 2000, Citizens entered into a definitive agreement (the "Agreement") to merge with F.N.B. Corporation ("F.N.B."). Under the terms of the Agreement, F.N.B. will exchange shares of its common stock for all the outstanding shares of the Company. The merger was approved by Citizens' shareholders on March 22, 2001. The merger is subject to regulatory approval, and is expected to be completed prior to June 30, 2001.

                         Liquidity and Capital Resources

A state-chartered commercial bank is required under Florida Law and regulations to maintain a liquidity reserve of at least 15% of its total transaction accounts and 8% of its total nontransaction accounts subject to certain restrictions. The reserve may consist of cash-on-hand, demand deposits due from correspondent banks, and other investments and short-term marketable securities.

The Company's primary source of cash during the year ended December 31, 2000 was from net deposit inflows of $41.9 million. Cash was used primarily to originate loans. At December 31, 2000, the Company had outstanding commitments to originate loans totaling $200,000, commitments to borrowers for available lines of credit totaling $29.0 million and time deposits maturing in the next year of $42.8 million. At December 31, 2000, CCB exceeded its regulatory liquidity requirements.

                           Regulation and Legislation

As a state-chartered commercial bank, CCB is subject to extensive regulation by the Florida Department of Banking and Finance ("Florida DBF") and the Federal Deposit Insurance Corporation ("FDIC"). CCB files reports with the Florida DBF and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other financial institutions. Periodic examinations are performed by the Florida DBF and the FDIC to monitor CCB's compliance with the various regulatory requirements. Citizens and CCB are also subject to regulation and examination by the Federal Reserve Board of Governors.

                                   Credit Risk

The Company's primary business is providing deposit related services and making real estate secured residential and commercial loans as well as other business and consumer loans. The lending activities entail potential loan losses, the magnitude of which depend on a variety of economic factors affecting borrowers which are beyond our control. While we have instituted underwriting guidelines and credit review procedures to protect the Company from avoidable credit losses, some losses will inevitably occur. At December 31, 2000, the Company had $451,000 in nonperforming loans. In 1999, the Company had no nonperforming assets or loans which were delinquent 90 days or more or were nonperforming.

Credit Risk

Citizens primary business is making commercial, business, consumer and real estate loans. That activity entails potential loan losses, the magnitude of which depend on a variety of economic factors affecting borrowers which are beyond the control of Citizens. While management has instituted underwriting guidelines and credit review procedures to protect Citizens from avoidable credit losses, some losses will inevitably occur.

The following table sets forth certain information regarding nonaccrual loans and foreclosed real estate, including the ratio of such loans and foreclosed real estate to total assets as of December 31, 2000. There were no nonaccrual loans or foreclosed real estate in 1999, 1998, 1997 or 1996.

                                                                                        At December 31,
                                                                                             2000
                                                                                        --------------
                                                                                        ($ in thousands)

     Nonperforming (nonaccrual) loans:
         Residential real estate loans..................................................    $ 225
         Commercial real estate.........................................................      221
         Consumer loans and other.......................................................        5
                                                                                            -----
               Total nonperforming (nonaccrual) loans...................................      451

               Total nonperforming loans to total assets................................      .27%
                                                                                            =====
     Foreclosed real estate:
         Real estate acquired by foreclosure or deed in lieu of foreclosure.............       -
                                                                                            -----
               Total nonperforming loans and foreclosed real estate.....................    $ 451
                                                                                            =====
               Total nonperforming and foreclosed real estate to total assets...........      .27%
                                                                                            =====

Interest income that would have been recorded under the original terms of nonaccrual loans and the interest income actually recognized are summarized below:

                                                         Year Ended December 31,
                                                                 2000
                                                         -----------------------
                                                             (In thousands)

     Interest income that would have been recognized........    $(45)
     Interest income recognized.............................      31
                                                                  --
     Interest income foregone...............................    $(14)
                                                                  ==


The following table sets forth information with respect to activity Citizens allowance for loan losses for the periods indicated:

                                                                                   Year Ended December 31,
                                                                     ------------------------------------------------
                                                                     2000       1999       1998        1997      1996
                                                                                     ($ in thousands)

Average loans outstanding, net..............................    $ 107,993     63,483     35,329      20,537     3,842
                                                                  =======     ======     ======      ======     =====
Allowance at beginning of year..............................          885        453        298         145       -
                                                                  -------     ------     ------      ------     -----
Charge-offs:
     Commercial loans.......................................         (276)        -          -           -        -
     Consumer loans.........................................          (16)        (5)        (7)         -        -
     Residential............................................           (3)        -          -           -        -
                                                                  -------     ------     ------      ------     -----

         Total loans charged-off............................         (295)        (5)        (7)         -        -
                                                                  -------     ------     ------      ------     -----

Recoveries..................................................            1         -          -           -        -
                                                                  -------     ------     ------      ------     -----

         Net charge-offs....................................         (294)        (5)        (7)         -        -
                                                                  -------     ------     ------      ------     -----

Provision for loan losses charged to operating expenses.....        1,045        437        162         153       145
                                                                  -------     ------     ------      ------     -----

Allowance at end of year....................................   $    1,636        885        453         298       145
                                                                  =======     ======     ======      ======     =====

Ratio of net charge-offs to average loans outstanding.......        .0027      .0001      .0002          -        -
                                                                  =======     ======     ======      ======     =====

Allowance as a percent of total loans.......................         1.22%      1.11%      1.01%       1.12%     1.18%
                                                                  =======     ======     ======      ======     =====

Total loans at end of year..................................    $ 134,288     80,617     45,212      26,655    12,262
                                                                  =======     ======     ======      ======    ======




The following table presents information regarding total allowance for losses as well as the allocation of such amounts to the various categories of loans
(dollars in thousands):

                                                                               At December 31,
                                         ---------------------------------------------------------------------------
                                                 2000            1999           1998            1997            1996
                                         ------------  --------------  -------------  --------------   -------------

                                                Loans           Loans          Loans           Loans           Loans
                                                   To              To             To              To              To
                                                Total           Total          Total           Total           Total
                                         Amount Loans   Amount  Loans  Amount  Loans   Amount  Loans   Amount  Loans
                                         ------ -----   ------  -----  ------  -----   ------  -----   ------  -----

     Commercial real estate loans.....  $   949   45%   $ 527    52%   $ 315     48%    $ 94      35%   $ 62      31%
     Residential real estate loans....      156   46       99    31       51     32       42      27      22      36
     Commercial loans.................      419    7      221     7       68     11      117      29      55      31
     Consumer loans...................      112    2       38    10       19      9       45       9       6       2
                                            ---   --      ---    --       --     --      ---      --      --      --
     Total allowance for loan
         losses.......................  $ 1,636  100%   $ 885   100%   $ 453    100%   $ 298     100%  $ 145     100%
                                          =====  ===      ===   ===      ===    ===      ===     ===     ===     ===

                           Loan Portfolio Composition

Residential real estate loans and land loans comprise the largest group of loans in the portfolio, amounting to approximately $61.4 million, or 46% of the total loan portfolio as of December 31, 2000. Commercial real estate loans comprise the second largest group of loans in our loan portfolio, amounting to $61.1 million or 45% of the total loan portfolio as of December 31, 2000. Commercial real estate loans consist of approximately $36 million of loans secured by nonresidential property and approximately $25.1 million of loans secured by construction/developed land. As of December 31, 2000, consumer loans and savings account loans, amounted to $2.6 million or 2% of the total loan portfolio. The following table sets forth the loan portfolio composition:

                                                                      At December 31,
                                ---------------------------------------------------------------------------------------
                                     2000               1999              1998             1997               1996
                                --------------    --------------    --------------    --------------     --------------
                                          % of              % of              % of              % of               % of
                                Amount   Total    Amount   Total    Amount   Total    Amount   Total     Amount   Total
                                -----    -----    ------   -----    ------   -----    ------   -----     ------   -----
                                                                       (In thousands)

Commercial real estate.....  $  61,133     45%  $ 42,287     52%  $ 21,820     48%  $  9,423    35%    $ 3,758     31%
Residential real estate....     61,442     46     24,921     31     14,571     32      7,261    27       4,384     36
Commercial.................      9,083      7      5,706      7      4,994     11      7,710    29       3,815     31
Consumer ..................      2,630      2      7,703     10      3,827      9      2,261     9         305      2
                               -------    ---     ------    ---     ------    ---     ------   ---      ------    ---
         Loans, gross......    134,288    100%    80,617    100%    45,212    100%    26,655   100%     12,262    100%
                                          ===               ===               ===              ===                ===
Add (subtract):
     Deferred costs, net...        474               256               174                63                (1)
     Allowance for
         loans losses......     (1,636)             (885)             (453)             (298)             (145)
                                 -----               ---               ---               ---               ---
         Loans, net........  $ 133,126          $ 79,988          $ 44,933          $ 26,420           $12,116
                               =======            ======            ======            ======            ======

                                   Securities

The securities portfolio is comprised primarily of U.S. Government agency securities. According to Financial Accounting Standards No. 115, the securities portfolio must be categorized as either "held to maturity", "available for sale" or "trading". Securities held to maturity represent those securities which the Company has the positive intent and ability to hold to maturity. These securities are carried at amortized cost and were comprised of U.S. Government agency securities. Securities available for sale represent those investments which may be sold for various reasons including changes in interest rates and liquidity considerations. These securities are reported at fair market value with unrealized gains and losses being reported as a net amount in other comprehensive income, net of income taxes and were comprised of U.S. government agency securities, mortgage-backed securities and equity securities. Trading securities are held primarily for resale and are recorded at their fair values. Unrealized gains or losses on trading securities are included immediately in earnings. At December 31, 2000, 1999 and 1998, the Company had no securities categorized for trading purposes.

The following table sets forth the carrying value of the Company's securities portfolio:

                                                          At December 31,
                                                      ------------------------
                                                      2000       1999     1998
                                                      ----       ----     ----
                                                           (In thousands)
     Securities available for sale:
         U.S. Government agency securities....... $    999       1,743     -
         Mortgage-backed securities..............    3,098       4,089     -
         Equity securities.......................      190         190     -
                                                       ---         ---    ----
               Total available for sale.......... $  4,287       6,022     -
                                                     =====       =====    ====
     Securities held to maturity-
         U.S. Government agency securities....... $ 13,000      13,000   8,500
                                                    ======      ======   =====

The following table sets forth, by maturity distribution, certain information pertaining to the securities portfolio (dollars in thousands):

                                                                                  After One Year
                                                              One Year or Less     to Five Year           Total
                                                              ----------------  -----------------   ------------------
                                                              Carrying Average  Carrying  Average   Carrying   Average
                                                               Value    Yield    Value     Yield     Value      Yield
At December 31, 2000:                                         -------- -------  --------  -------   --------   -------
   U.S. Government agency securities........................ $  999     6.00%  $ 13,000    5.86%   $ 13,999     5.75%
                                                                ===     ====     ======    ====                 ====
   Mortgage-backed securities...............................                                          3,098     6.28%
   Equity securities........................................                                            190     ====
                                                                                                     ------
     Total..................................................                                       $ 17,287     5.87%
                                                                                                     ======     ====
At December 31, 1999:
   U.S. Government agency securities........................ $  750     6.06%  $ 13,993    5.87%   $ 14,743     5.76%
                                                                ===     ====     ======    ====                 ====
   Mortgage-backed securities...............................                                          4,089     6.73%
   Equity securities........................................                                            190     ====
                                                                                                     ------
     Total..................................................                                       $ 19,022     5.98%
                                                                                                     ======     ====
At December 31, 1998:
   U.S. Government agency securities........................ $   -        - %  $  8,500    5.17%   $  8,500     5.17%
                                                                ===     ====     ======    ====       =====     ====

                         Regulatory Capital Requirements


Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by CCB to Citizens. As of December 31, 2000, CCB had not paid any dividends to Citizens.

Citizens (on a consolidated basis) and CCB are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Citizens' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective actions, Citizens and CCB must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require Citizens and CCB to maintain minimum amounts and percentages (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000 and 1999, that Citizens and CCB met all capital adequacy requirements to which they are subject.

As of December 31, 2000, the most recent notification from the Federal Deposit Insurance Corporation categorized CCB as well capitalized. An institution must maintain minimum total risk-based, Tier I risk-based and Tier I leverage percentages as set forth in the following tables. There are no conditions or events since the notification that management believes have changed CCB's category. Citizens' and CCB's actual capital amounts and percentages are also presented Note 15 to the Consolidated Financial Statements.

                                   Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest-rate risk inherent in its lending and deposit-taking activities. To that end, management actively monitors and manages its interest-rate risk exposure. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance-sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments, which reflect changes in market prices and rates, can be found in Note 7 of Notes to Consolidated Financial Statements.

The primary objective in managing interest-rate risk is to maximize earnings and minimize the potential adverse impact of changes in interest rates on CCB's net interest income and capital, while adjusting the Company's asset-liability structure to obtain the maximum yield-cost spread on that structure. We rely primarily on our asset-liability structure to manage interest rate risk. However, a sudden and substantial increase in interest rates may adversely impact our earnings, to the extent that the interest-earning assets and interest-bearing liabilities do not change at the same speed, to the same extent, or on the same basis. The Company does not engage in securities trading activities.

                          Asset - Liability Structure

As part of its asset and liability management, the Company has emphasized establishing and implementing internal asset-liability decision processes, as well as communications and control procedures to aid in managing the Company's asset and liability mix and to improve earnings. We believe that these processes and procedures provide the Company with better capital planning, asset mix and volume controls, loan-pricing guidelines, and deposit interest-rate guidelines which should result in tighter controls and less exposure to interest-rate risk.

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest- rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest-rate sensitive within a specific time period if it will mature or reprice within that time period. The interest-rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. The gap ratio is computed by dividing interest rate sensitive assets by interest rate sensitive liabilities. A gap ratio of 1.0% represents perfect matching. A gap is considered positive when the amount of interest-rate sensitive assets exceeds interest-rate sensitive liabilities. A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds interest-rate sensitive assets. During a period of rising interest rates, a negative gap would generally be expected to adversely affect net interest income since more liabilities than assets are subject to maturity or repricing, conversely, a positive gap would generally result in an increase in net interest income with rising rates. During a period of falling interest rates, a negative gap would result in an increase in net interest income, while a positive gap would adversely affect net interest income.

In order to minimize the potential for adverse effects of material and prolonged increases in interest rates on the results of operations, asset and liability management policies are monitored to better match the maturities and repricing terms of both interest-earning assets and interest-bearing liabilities. Such policies have consisted primarily of: (i) emphasizing the origination of adjustable-rate loans; (ii) maintaining a stable core deposit base; and (iii) maintaining a significant portion of liquid assets (cash and short-term securities).


The following table reflects the contractual principal repayments by period of the Company's loan portfolio at December 31, 2000 (in thousands):

                                                Commercial
                                                Real                         Residential
         Years Ending                           Estate         Commercial     Mortgage       Consumer
         December 31,                           Loans          Loans           Loans          Loans         Total
         ------------                           ----------     ----------    -----------     --------       -----
           2001.............................   $ 24,837         5,909          3,500          1,015        35,261
           2002.............................      7,857           669          1,116            313         9,955
           2003.............................      2,951         1,013          1,456            333         5,753
           2004-2005........................      3,987           901            990            607         6,485
           2006-2007........................      4,960            -             255             36         5,251
           2008 and beyond..................     16,541           591         54,125            326        71,583
                                                 ------         -----         ------          -----       -------
           Total............................   $ 61,133         9,083         61,442          2,630       134,288
                                                 ======         =====         ======          =====       =======


Of the $99 million of loans due after 2001, 16% of such loans have fixed interest rates and 84% have adjustable interest rates.

Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of loans is substantially less than their average contractual terms due to prepayments. In addition, due-on-sale clauses on loans generally give the Company the right to declare a conventional loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan rates are higher than rates on existing mortgage loans and, conversely, the average life decreases when rates on existing mortgages are higher than current mortgage loan rates.

The following table sets forth certain information relating to our interest-earning assets and interest-bearing liabilities at December 31, 2000 that are estimated to mature or are scheduled to reprice within the period shown (dollars in thousands):

                                                                 More
                                                                 Than         More
                                                                 Three      Than One     More
                                                                 Months       Year     Than Three
                                                     Three       to One     to Three   Years to     More Than
                                                     Months      Year        Years     Five Years   Five Years    Total
                                                     ------      -------    --------   ----------   ----------    -----
Mortgage, commercial and consumer loans (1):
    Variable rate...........................       $ 53,983       3,274      41,629       9,935         -        108,821
    Fixed rate..............................          1,575       4,876       8,193       4,311       6,512       25,467
                                                     ------       -----      ------      ------       -----      -------

         Total loans........................         55,558       8,150      49,822      14,246       6,512      134,288

Interest bearing deposits...................             17         -           -           -           -             17
Federal funds sold and securities
    purchased under agreements
    to resell...............................          3,472         -           -           -           -          3,472
Federal Home Loan Bank stock................            -           -           -           -           550          550
Securities held to maturity (2).............            -           -         5,000       8,000         -         13,000
Securities available for sale...............          3,788         499         -           -           -          4,287
                                                     ------       -----      ------       -----       -----      -------

         Total rate-sensitive assets........         62,835       8,649      54,822      22,246       7,062      155,614
                                                     ------       -----      ------      ------       -----      -------
Deposit accounts (3):
    Savings and NOW deposits................         36,232         -           -           -           -         36,232
    Money-market deposits...................         33,860         -           -           -           -         33,860
    Time deposits ..........................         13,225      29,540      15,634       1,458         88        59,945
    FHLB advance  ..........................          3,000         -           -          -            -          3,000
                                                     ------      ------      ------       -----       ----       -------
         Total rate-sensitive
             liabilities....................       $ 86,317      29,540      15,634       1,458         88       133,037
                                                     ======      ======      ======      ======       ====       =======

GAP repricing differences...................       $(23,482)    (20,891)     39,188      20,788      6,974        22,577
                                                     ======      ======      ======      ======      =====       =======

Cumulative GAP    ..........................       $(23,482)    (44,373)     (5,185)     15,603     22,577
                                                     ======      ======       =====      ======     ======
Cumulative GAP/total assets.................             14%         27%          3%          9%        14%
                                                     ======      ======       =====      ======     ======


(1) In preparing the table above, adjustable-rate loans are included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans are scheduled, including repayment, according to their maturities.
(2) Securities are scheduled through the maturity dates.
(3) Money-market, NOW, and savings deposits are regarded as ready accessible withdrawable accounts. Time deposits are scheduled through the maturity dates.

Origination, Sale and Repayment of Loans. The Company generally originates loans on real estate located in our primary geographical lending area in Southwest Florida. Residential mortgage loan originations are generated from depositors, other existing customers, advertising and referrals from mortgage and real estate brokers and developers. The Company's residential mortgage loans generally are originated to ensure compliance with documentation and underwriting standards which permit their sale to the Federal National Mortgage Association ("Fannie Mae") and other investors in the secondary market.

Since November, 1999, substantially all residential mortgage loans were originated by the Company through CCB Mortgage. For certain adjustable rate, construction and lot loans, the loans were closed by CCB for its permanent loan portfolio. All other loans originated by CCB Mortgage were closed and funded by other third party banks or mortgage companies. Both CCB and CCB Mortgage intend to continue to cross sell loan and deposit products that meet CCB's desired asset liability mix and generate additional revenues for the Company.

Similar to CCB Mortgage, CFC originates loans, some of which are closed and funded by CCB and some of which are closed and funded by third parties. During the year ending December 31, 2000, there were no loans closed in the name of CCB Mortgage or CFC, all loans originated by both subsidiaries were closed by CCB or third parties. The Company intends to continue to utilize both subsidiaries for both loan and deposit origination referrals.


The following table sets forth total loans originated, repaid and sold:

                                                                               Year Ended December 31,
                                                                  --------------------------------------------------
                                                                  2000       1999         1998         1997     1996
                                                                  ----       ----         ----         ----     ----
                                                                                  (In thousands)
      Originations:
         Commercial loans..................................   $ 12,646      3,379        2,964          756    3,855
         Commercial real estate loans......................     23,356     22,884       11,798        9,426    3,797
         Residential mortgage loans........................     43,848     18,442       10,785       13,897    4,384
         Consumer loans....................................      1,300      5,600        2,800        2,888      305
                                                                ------     ------       ------       ------   ------
             Total loans originated........................     81,150     50,305       28,347       26,967   12,341

      Principal reductions.................................     27,479     14,900        9,209        7,887       79
      Loans sold...........................................       -           -            565        4,687      -
                                                                ------     ------       ------       ------   ------
      Increase in total loans..............................   $ 53,671     35,405       18,573       14,393   12,262
                                                                ======     ======       ======       ======   ======


                       Deposits and Other Sources of Funds

General. In addition to deposits, the sources of funds available for lending and other business purposes include loan repayments, loan sales, and Federal Home Loan Bank ("FHLB") advances. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are influenced significantly by general interest rates and market conditions. FHLB advances may be used on a short-term or long-term basis to compensate for reductions in other sources, such as deposits at less than projected levels and are also used to fund the origination of mortgage loans.

Deposits. Deposits are attracted principally from our primary geographic market areas in Collier County, Florida. CCB offers a broad selection of deposit instruments including demand deposit accounts, NOW accounts, money- market accounts, regular savings accounts, term certificate accounts and retirement savings plans (such as IRA accounts). Certificate of deposit rates are set to encourage longer maturities as cost and market conditions will allow. Deposit account terms vary, with the primary differences being the minimum balance required, the time period the funds must remain on deposit and the interest rate. Deposit interest rates are set weekly based on a review of deposit flows for the previous week, a survey of rates among competitors and other financial institutions in Southwest Florida. Commercial banking relationships are emphasized in an effort to increase demand deposits as a percentage of total deposits. A courier service is provided to better serve the banks' business customers.


The following table shows the distribution of, and certain other information relating to deposit accounts by type (dollars in thousands):

                                                                            At December 31,
                                                 --------------------------------------------------------------------
                                                        2000                     1999                    1998
                                                        ----                     ----                    ----
                                                              % of                    % of                     % of
                                                  Amount     Deposits      Amount    Deposits      Amount    Deposits
         Noninterest-bearing demand
                  deposits.....................$  14,353        9.94%   $  12,210      11.91%   $   6,365        9.95%
         Savings and NOW deposits..............   36,232       25.09       34,292      33.46       33,308       52.05
         Money-market deposits.................   33,860       23.45       21,722      21.19        4,011        6.27
                                                  ------       -----       ------      -----       ------       -----
                  Subtotal.....................   84,445       58.48       68,224      66.56       43,684       68.27
                                                  ------       -----       ------      -----       ------       -----
         Time deposits:
                  2.00% - 3.99%................      377         .26          262        .26          265         .41
                  4.00% - 4.99%................    2,389        1.65       10,371      10.12        3,093        4.83
                  5.00% - 5.99%................    7,983        5.53       18,765      18.31       11,952       18.68
                  6.00% - 6.99%................   35,792       24.79        4,876       4.75        4,996        7.81
                  7.00% - 7.99%................   13,404        9.29          -           -           -            -
                                                  ------       -----       ------      -----       ------       -----
         Total time deposits (1)...............   59,945       41.52       34,274      33.44       20,306       31.73
                                                  ------      ------      -------     ------       ------      ------
         Total deposit.........................$ 144,390      100.00%   $ 102,498     100.00%   $  63,990      100.00%
                                                 =======      ======      =======     ======       ======      ======

(1) Includes individual retirement accounts ("IRAs") totaling $2,948,626 and $1,896,095 at December 31, 2000 and 1999, all of which are in the form of time deposits.

Jumbo time deposits ($100,000 and over) mature as follows (in thousands):

                                                             At December 31,
                                                          --------------------
                                                          2000    1999    1998
                                                          ----    ----    ----
         Due three months or less.....................$  5,537   4,929     825
         Due over three months to six months..........   3,872   1,840     409
         Due over six months to one year..............   8,890   3,328   2,399
         Due over one year............................   7,470   2,521   1,809
                                                        ------  ------   -----
                                                      $ 25,769  12,618   5,442
                                                        ======  ======   =====

                              Results of Operations

The Company's operating results depend primarily on its net interest income, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities, consisting primarily of deposits. Net interest income is determined by the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities ("interest-rate spread") and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company's interest-rate spread is affected by regulatory, economic, and competitive factors that influence interest rates, loan demand, and deposit flows. In addition, the net earnings are also affected by provisions for future loan losses, the level of nonperforming loans and foreclosed real estate, as well as the level of our noninterest income, and noninterest expenses, such as salaries and employee benefits, occupancy and equipment costs and income taxes.

The following table sets forth, for the periods indicated, information regarding
(i) the total dollar amount of interest and dividend income from interest-earning assets and the resultant average yield; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average costs; (iii) net interest/dividend income; (iv) interest rate spread;
(v) net interest margin; and (vi) the ratio of average interest-earning assets to average interest-bearing liabilities. Average balances are based on average daily balances (dollars in thousands).

                                                  2000                           1999                           1998
                                      -----------------------------   ----------------------------   ---------------------------
                                                 Interest   Average            Interest    Average            Interest   Average
                                      Average      and      Yield/    Average    and       Yield/    Average    and      Yield/
                                      Balance    Dividends  Rate      Balance  Dividends   Rate      Balance  Dividends   Rate
                                      -------    ---------  -------   -------  ---------   -------   -------  ---------  -------
Interest-earning assets:
     Loans.......................   $ 107,993     9,513     8.81%$    63,483    5,275      8.31%    $ 35,329    2,944     8.33%
     Securities..................      18,304     1,057     5.78      15,521      902      5.81        7,670      476     6.21
     Other interest-earning
         assets (1)..............       3,468       222     6.40      12,356      615      4.98       13,131      709     5.40
                                        -----     -----               ------      ---                 ------    -----
         Total interest-earning
           assets................     129,765    10,792     8.32      91,360    6,792      7.43       56,130    4,129     7.36
                                      -------    ------               ------    -----                           -----

Noninterest-earning assets.......      10,426                          9,107                           7,420
                                      -------                         ------                          ------

         Total assets............   $ 140,191                      $ 100,467                        $ 63,550
                                      =======                        =======                          ======
Interest-bearing liabilities:
     Savings, money-market and
         NOW deposits............      60,396     2,106     3.48      44,641    1,303      2.92       26,748      912     3.41
     Time deposits...............      44,019     2,677     6.08      27,556    1,447      5.25       19,302    1,097     5.68
     Other.......................       3,452       235     6.81        -         -          -          -         -         -
                                      -------    ------              -------    -----                 ------    -----
         Total interest-bearing
           liabilities...........     107,867     5,018     4.65      72,197    2,750      3.81       46,050    2,009     4.36
                                                  -----                         -----
Noninterest-bearing liabilities..      14,344                         10,674                           5,484
Stockholders' equity.............      17,980                         17,596                          12,016
                                      -------                         ------                          ------
         Total liabilities and
           stockholders' equity..   $ 140,191                      $ 100,467                        $ 63,550
                                      =======                        =======                          ======

Net interest/dividend income.....               $ 5,774                       $ 4,042                         $ 2,120
                                                 ======                         =====                           =====
Interest-rate spread (2).........                           3.67%                          3.62%                          3.00%
                                                            ====                           ====                           ====
Net interest margin (3)..........                           4.45%                          4.42%                          3.78%
                                                            ====                           ====                           ====
Ratio of average interest-earning
     assets to average interest-
     bearing liabilities.........        1.20                           1.27                            1.22
                                         ====                           ====                            ====


(1) Includes interest-bearing deposits, federal funds sold, Federal Home Loan Bank stock and securities purchased under agreements to resell.
(2) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3) Net interest margin is net interest income divided by average interest-earning assets.

     Rate/Volume Analysis

The following table sets forth certain information regarding changes in interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in rate (change in rate multiplied by prior volume), (2) changes in volume (change in volume multiplied by prior rate) and (3) changes in rate-volume (change in rate multiplied by change in volume).


Year Ended December 31, 2000 vs. 1999:
                                                                                     Increase (Decrease) Due to
                                                                                  -----------------------------------
                                                                                                     Rate/
                                                                                  Rate    Volume     Volume     Total
                                                                                  ----    ------     ------     -----
                                                                                      (In thousands)
Interest-earning assets:
    Loans....................................................................   $  317     3,699        222     4,238
    Securities...............................................................       (6)      162         (1)      155
    Other interest-earning assets............................................      176      (442)      (127)     (393)

      Total..................................................................      487     3,419         94     4,000

Interest-bearing liabilities:
    Deposits:
      Savings, money-market and NOW deposits.................................      254       460         89       803
      Time deposits..........................................................      229       864        137     1,230
      Other..................................................................       -        -          235       235
                                                                                   ---     -----        ---     -----
      Total..................................................................      483     1,324        461     2,268
                                                                                   ---     -----        ---     -----
Net change in net interest income............................................   $    4     2,095       (367)    1,732
                                                                                   ===     =====        ===     =====
Year Ended December 31, 1999 vs. 1998:

Interest-earning assets:
    Loans....................................................................   $   (7)    2,345         (7)    2,331
    Securities...............................................................      (31)      488        (31)      426
    Other interest-earning assets............................................      (55)      (42)         3       (94)
                                                                                    --        --         --     -----
      Total..................................................................      (93)    2,791        (35)    2,663
                                                                                    --     -----         --     -----
Interest-bearing liabilities:
    Deposits:
      Savings, money-market and NOW deposits.................................     (131)      610        (88)      391
      Time deposits..........................................................      (83)      469        (36)      350
                                                                                    --     -----        ---       ---
      Total..................................................................     (214)    1,079       (124)      741
                                                                                   ---     -----        ---     -----
Net change in net interest income............................................    $ 121     1,712         89     1,922
                                                                                   ===     =====        ===     =====

Comparison of Years Ended December 31, 2000 and 1999


     General. Net earnings for the year ended December 31, 2000 were $601,128 or $.17 per basic and diluted share compared to net earnings $615,259 or $.18 per basic and $.17 per diluted share for the year ended December 31, 1999. This decrease in net operating results was primarily due to an increase in the loan loss provision only partially offset by an increase in net interest income and noninterest income. An increase in noninterest expenses also contributed to reduced earnings for 2000, all as a result of the growth of the Company and the opening of the fourth branch office in August 2000.

     Interest Income and Expense. Interest income increased by $4.0 million from $6.8 million for the year ended December 31, 1999 to $10.8 million for the year ended December 31, 2000. Interest income on loans increased to $9.5 million from $5.3 million due to an increase in the average loan portfolio balance for the year ended December 31, 2000, and an increase in the weighted-average yield earned to 8.81% for 2000 from 8.31% for 1999. Interest on securities increased to $1.1 million due to an increase in the average securities balance in 2000, partially offset by a slight decrease in the average yield earned from 5.81% in 1999 to 5.78% in 2000. Interest on other interest-earning assets decreased from $12.4 million to $3.5 million primarily due to a decrease in the average balance in federal funds sold, partially offset by an increase in the weighted-average yield earned on those assets.

          Interest expense increased to $5.0 million in 2000 from $2.8 million in 1999. Interest expense increased due to the $35.6 million growth in average interest-bearing deposits in 2000 together with an increase in the rates paid on deposits in 2000.

     Provision for Loan  Losses.  The  provision  for loan losses was charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company. In addition, industry standards, the amounts of nonperforming loans, general economic conditions, particularly as they relate to market areas, and other factors related to the collectibility of the Company's loan portfolio were considered. The allowance for loan losses increased from $886,000 in 1999 to $1,636,000 in 2000. The increase was due to the $53.7 million increase in the loan portfolio during the year as well as an additional increase related to management's evaluation of the loan portfolio. Management believes that the allowance for loan losses of $1,636,000 is adequate at December 31, 2000.

     Noninterest Income. Noninterest income increased from $592,000 in 1999 to $1,517,000 in 2000 primarily due to increased service charges on deposit accounts in 2000 compared to 1999 and an increase in mortgage brokerage fees associated with CCB Mortgage.

     Noninterest Expense. Total noninterest expense increased to $5.3 million for the year ended December 31, 2000 compared to $3.2 million in 1999, primarily due to increases in employee compensation and benefits and occupancy and equipment expense resulting, primarily from the opening of the fourth banking office in 2000 and the additional mortgage broker fees paid to CCB mortgage loan originators. All other operating expenses also increased primarily due to the overall growth of the Company.

     Income Taxes. The income tax provision was $363,313 (an effective rate of 37.7%) for 2000 compared to a $347,876 (an effective rate of 36.1%) for 1999.

Comparison of Years Ended December 31, 1999 and 1998



     General. Net earnings for the year ended December 31, 1999 were $615,259 or $.18 per basic and $.17 per diluted share compared to net earnings $205,854 or $.08 per basic and diluted share for the year ended December 31, 1998. This improvement in net operating results was primarily due to an increase in net interest income and noninterest income, partially offset by an increase in noninterest expenses and the provision for loan losses, all as a result of growth of the Company.

     Interest Income and Expense. Interest income increased by $2.7 million from $4.1 million for the year ended December 31, 1998 to $6.8 million for the year ended December 31, 1999. Interest income on loans increased to $5.3 million from $2.9 million due an increase in the average loan portfolio balance for the year ended December 31, 1999, partially offset by a decrease in the weighted-average yield earned to 8.31% for 1999 from 8.33% for 1998. Interest on securities increased to $.9 million due to an increase in the average securities balance in 1999, partially offset by a decrease in the average yield earned from 6.21% in 1998 to 5.81% in 1999. Interest on other interest-earning assets decreased to $.6 million primarily due to a decrease in the average balance and a decrease in the weighted-average yield earned on those assets.

          Interest expense increased to $2.8 million in 1999 from $2.0 million in 1998. Interest expense increased due to the $26.1 million growth in average interest-bearing deposits in 1999, partially offset by a decrease in the weighted-average rate paid.

     Provision for Loan Losses. The provision for loan losses was charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company. In addition, industry standards, the amounts of nonperforming loans, general economic conditions, particularly as they relate to market areas, and other factors related to the collectibility of the Company's loan portfolio were considered. The provision for loan losses increased from $161,711 in 1998 to $437,000 in 1999. The year-over-year increase was due to the $35 million increase in loan portfolio during the year. Management believes that the allowance for loan losses of $885,617 is adequate at December 31, 1999.

     Noninterest Income. Noninterest income increased from $341,397 in 1998 to $592,202 in 1999 primarily due to increased service charges on deposit accounts in 1999 compared to 1998.

     Noninterest Expense. Total noninterest expense increased to $3.2 million for the year ended December 31, 1999 compared to $1.9 million in 1998, primarily due to increases in employee compensation and benefits and occupancy and equipment expense resulting, in part, from the opening of the Moorings office in September 1998. All other operating expenses also increased primarily due to the overall growth of the Company.

     Income Taxes. The income tax provision was $347,876 (an effective rate of 36.1%) for 1998 compared to a $157,893 (an effective rate of 43.4%) for 1998.

                     Impact of Inflation and Changing Prices

The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles, which requires the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, substantially all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates.

                         Future Accounting Requirements

Financial Accounting Standards 133 - Accounting for Derivative Investments and Hedging Activities (as amended) requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. The Company will be required to adopt this Statement January 1, 2001. This Statement is not expected to have a material impact on the Company.

                           Selected Quarterly Results

Selected quarterly results of operations for the four quarters in the years ended December 31 are as follows (in thousands, except share amounts:

                                                  2000                                          1999
                                ----------------------------------------       ---------------------------------------
                                 Fourth     Third      Second    First          Fourth    Third      Second    First
                                Quarter     Quarter    Quarter   Quarter       Quarter    Quarter    Quarter   Quarter
                                -------     -------    -------   -------       -------    -------    -------   -------
Interest income............     $ 3,213     2,904      2,504      2,171        1,946      1,815      1,630     1,401
Interest expense...........       1,628     1,417      1,088        885          805        756        642       547
Net interest income........       1,585     1,487      1,416      1,286        1,141      1,059        988       854
Provision for loan
   losses..................         580       220        160         85           80        103        133       121
Noninterest income.........         298       371        437        410          187        139        133       133
Noninterest expense........       1,426     1,339      1,311      1,205          977        760        755       742
Earnings (loss) before
   income taxes............        (123)      299        382        406          271        335        233       124
Net earnings (loss)........         (74)      185        237        253          169        209        151        87
Basic earnings (loss) per
   common share (1)........        (.02)      .05        .07        .07          .05        .06        .04       .03
Diluted earnings (loss) per
   common share (1)........        (.02)      .05        .07        .07          .05        .06        .04       .03
Cash dividends declared
   per common share........         -          -          -         .05           -          -          -        -


                          Independent Auditors' Report



Board of Directors
Citizens Community Bancorp, Inc.
Marco Island, Florida:

         We have audited the accompanying consolidated balance sheets of Citizens Community Bancorp, Inc. and Subsidiaries (the "Company") at December 31, 2000 and 1999, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with generally accepted accounting principles.





HACKER, JOHNSON & SMITH PA
Tampa, Florida
January 26, 2001

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets


                                                                                                  At December 31,
                                                                                              -----------------------
                                                                                               2000              1999
                                                                                               ----              ----
    Assets

Cash and due from banks............................................................   $   4,547,319         6,035,589
Interest-bearing deposits..........................................................          16,763         2,000,000
Federal funds sold and securities purchased under agreements to resell.............       3,471,786         8,892,655
                                                                                        -----------      ------------

              Cash and cash equivalents............................................       8,035,868        16,928,244

Securities available for sale......................................................       4,287,311         6,022,103
Securities held to maturity........................................................      13,000,000        13,000,000
Loans, net of allowance for loan losses of $1,635,822 and $885,617.................     133,125,702        79,987,726
Premises and equipment, net........................................................       5,948,650         5,039,789
Federal Home Loan Bank stock, at cost..............................................         550,000           214,800
Deferred tax asset.................................................................         203,561            32,775
Accrued interest receivable and other assets.......................................       1,698,621           967,253
                                                                                        -----------      ------------

              Total assets.........................................................   $ 166,849,713       122,192,690
                                                                                        ===========      ============

    Liabilities and Stockholders' Equity

Liabilities:
    Noninterest-bearing demand deposits............................................      14,352,337        12,208,961
    Savings and NOW deposits.......................................................      36,232,566        34,292,059
    Money-market deposits..........................................................      33,859,590        21,722,006
    Time deposits..................................................................      59,945,026        34,274,902
                                                                                        -----------      ------------

              Total deposits.......................................................     144,389,519       102,497,928

    Official checks................................................................         978,363         1,060,366
    Federal Home Loan Bank advance.................................................       3,000,000            -
    Other liabilities..............................................................         783,590           650,769
                                                                                        -----------      ------------

              Total liabilities....................................................     149,151,472       104,209,063
                                                                                        -----------      ------------

Commitments (Note 7)

Stockholders' Equity:
    Preferred stock, $.01 value; 2,000,000 shares authorized,
         none issued or outstanding................................................         -                  -
    Common stock, $.01 par value; 8,000,000 shares authorized, 3,389,579
         and 3,486,767 shares issued and outstanding...............................          33,896            34,868
    Additional paid-in capital.....................................................      18,565,340        19,310,313
    Accumulated deficit............................................................        (926,844)       (1,353,625)
    Accumulated other comprehensive income (loss)..................................          25,849            (7,929)
                                                                                        -----------      ------------

              Total stockholders' equity...........................................      17,698,241        17,983,627
                                                                                        -----------      ------------

              Total liabilities and stockholders' equity...........................   $ 166,849,713       122,192,690
                                                                                        ===========      ============


See Accompanying Notes to Consolidated Financial Statements.

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

                       Consolidated Statements of Earnings


                                                                                   Year Ended December 31,
                                                                          -------------------------------------------
                                                                                2000            1999             1998
                                                                                ----            ----             ----
Interest income:
   Loans ...........................................................   $   9,512,533       5,274,975        2,943,598
   Securities........................................................      1,057,402         901,457          476,060
   Other interest-earning assets.....................................        222,274         615,424          709,403
                                                                          ----------      ----------       ----------

         Total interest income.......................................     10,792,209       6,791,856        4,129,061
                                                                          ----------      ----------       ----------

Interest expense:
   Deposits..........................................................      4,783,395       2,749,603        2,009,177
   Federal Home Loan Bank advances...................................        234,913         -                 -
                                                                          ----------      ----------       ----------

         Total interest expense......................................      5,018,308       2,749,603        2,009,177
                                                                          ----------      ----------       ----------

Net interest income..................................................      5,773,901       4,042,253        2,119,884

         Provision for loan losses...................................      1,045,000         437,000          161,711
                                                                          ----------      ----------       ----------

Net interest income after provision for loan losses..................      4,728,901       3,605,253        1,958,173
                                                                          ----------      ----------       ----------

Noninterest income:
   Service charges and fees on deposit accounts......................        344,290         238,295          169,691
   Mortgage brokerage fees...........................................        894,537          65,539            -
   Other service charges and fees....................................        217,693         194,260          111,279
   Other ............................................................         60,222          94,108           60,427
                                                                          ----------      ----------       ----------

         Total noninterest income....................................      1,516,742         592,202          341,397
                                                                          ----------      ----------       ----------

Noninterest expenses:
   Compensation and  benefits........................................      3,147,001       1,624,999          899,761
   Occupancy and equipment...........................................        667,693         440,281          330,474
   Advertising.......................................................        229,903         134,026          104,710
   Office supplies...................................................        145,925         122,965          107,577
   Data processing...................................................        202,992         170,575           78,024
   Professional fees.................................................        150,353         182,770           67,672
   Other ............................................................        737,335         558,704          347,605
                                                                          ----------      ----------       ----------

         Total noninterest expenses..................................      5,281,202       3,234,320        1,935,823
                                                                          ----------      ----------       ----------

Earnings before income taxes.........................................        964,441         963,135          363,747

         Income taxes................................................        363,313         347,876          157,893
                                                                          ----------      ----------       ----------

Net earnings ........................................................  $     601,128         615,259          205,854
                                                                          ==========      ==========       ==========

Earnings per share:

         Basic.......................................................$            .17            .18              .08
                                                                          ===========     ==========       ==========

         Diluted.....................................................$            .17            .17              .08
                                                                          ===========     ==========       ==========

See Accompanying Notes to Consolidated Financial Statements.


                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                  Years Ended December 31, 2000, 1999 and 1998


                                                                                                   Accumulated
                                                    Common Stock        Additional                   Other             Total
                                               ----------------------   Paid-In      Accumulated   Comprehensive    Stockholders'
                                               Shares          Amount   Capital        Deficit     Income (Loss)       Equity
                                               ------          ------   ----------   -----------   -------------    --------------

Balance at December 31, 1997..............   1,571,624       $ 15,716    7,010,515    (255,473)         -              6,770,758
                                                                                                                      ----------

     Net earnings and comprehensive
        income............................      -                -             -       205,854          -                205,854

Sale of shares of common
     stock at $7.50 per share ............   1,000,000        10,000     7,413,256        -             -              7,423,256

Issuance of shares of common
     stock to holders of  warrants........     625,513         6,255     2,808,553        -             -              2,814,808

Stock options exercised...................       2,000            20         9,832        -             -                  9,852

Stock dividend...........................      255,902         2,559     1,916,706  (1,919,265)         -                  -
                                            ----------       -------   -----------   ---------     -------------      ----------

Balance at December 31, 1998..............   3,455,039        34,550    19,158,862  (1,968,884)         -             17,224,528
                                                                                                                      ----------

Comprehensive income:
     Net earnings.........................      -                -             -       615,259          -                615,259

     Net change in unrealized loss on
        securities available for sale.....      -                -             -          -          (7,929)              (7,929)
                                                                                                                      ----------

Comprehensive income......................      -                -             -          -             -                607,330
                                                                                                                      ----------

Stock options exercised...................      31,728           318       151,451        -             -                151,769
                                            ----------      --------   -----------    ---------    -------------      ----------

Balance at December 31, 1999..............   3,486,767        34,868    19,310,313   (1,353,625)     (7,929)          17,983,627
                                                                                                                      ----------


Comprehensive income:
     Net earnings.........................      -                -             -        601,128         -                601,128

     Net change in unrealized gain (loss)
        on securities available for sale..      -                -             -          -          33,778               33,778
                                                                                                                      ----------

Comprehensive income......................      -                -             -          -             -                634,906
                                                                                                                      ----------

Stock issued as compensation..............       5,600            56        41,947        -             -                 42,003
                                                                                                                      ----------

Stock options exercised...................       6,696            67        46,437        -             -                 46,504
                                                                                                                      ----------

Stock repurchased.........................    (109,484)       (1,095)     (833,357)       -             -               (834,452)
                                                                                                                      ----------

Cash dividend.............................       -               -             -       (174,347)        -               (174,347)
                                          -------------  -----------   -------------- ---------    -------------      ----------

Balance at December 31, 2000..............   3,389,579      $ 33,896    18,565,340     (926,844)     25,849           17,698,241
                                             =========        ======    ==========    =========    =============      ==========


See Accompanying Notes to Consolidated Financial Statements.

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                                                     Year Ended December 31,
                                                                                 2000             1999           1998
                                                                                 ----             ----           ----
Cash flows from operating activities:
    Net earnings ......................................................  $    601,128          615,259        205,854
    Adjustments to reconcile net earnings to net cash provided by operating activities:
        Depreciation...................................................       310,881          216,949        191,670
        Provision for loan losses......................................     1,045,000          437,000        161,711
        (Credit) provision for deferred income taxes...................      (191,159)         (47,844)       157,893
        Amortization of loan fees and premiums and discounts on
           securities available for sale...............................       (53,258)         (76,665)      (103,785)
        Increase in accrued interest receivable and other assets.......      (731,368)        (514,149)      (144,952)
        Loans originated for sale......................................          -                -          (565,000)
        Proceeds from sale of loans originated for sale................          -                -           565,000
        Increase in other liabilities..................................       132,821          356,637         54,946
        Stock issued as compensation...................................        42,003             -               -
                                                                         ------------        ---------       --------

               Net cash provided by operating activities...............     1,156,048          987,187        523,337
                                                                           ----------        ---------       --------

Cash flows from investing activities:
    Purchase of securities available for sale..........................        -            (6,207,508)           -
    Principal pay-downs on securities available for sale...............       955,018             -               -
    Maturities of securities available for sale........................       750,000          160,090            -
    Purchases of securities held to maturity...........................        -            (8,000,000)   (13,499,095)
    Maturities of securities held to maturity..........................        -             3,499,045      7,500,000
    Net increase in loans..............................................   (54,045,793)     (35,401,290)   (18,572,979)
    Purchase of Federal Home Loan Bank stock...........................      (335,200)         (87,700)      (127,100)
    Purchase of premises and equipment, net............................    (1,219,742)      (1,706,814)      (895,597)
                                                                           ----------       ----------    -----------

               Net cash used in investing activities...................   (53,895,717)     (47,744,177)   (25,594,771)
                                                                           ----------       ----------    -----------

Cash flows from financing activities:
    Net increase deposits..............................................    41,891,591       38,507,470     27,052,091
    Net (decrease) increase in official checks.........................       (82,003)         362,908        223,937
    Sales of common stock..............................................        46,504          151,769     10,247,916
    Repurchase of common stock.........................................      (834,452)            -              -
                                                                                                                 -
    Cash dividends paid................................................      (174,347)            -              -
                                                                                                                 -
    Increase in the Federal Home Loan Bank advance.....................     3,000,000             -              -
                                                                           ----------       ----------    -----------

               Net cash provided by financing activities...............    43,847,293       39,022,147     37,523,944
                                                                           ----------       ----------    -----------

Net (decrease) increase in cash and cash equivalents...................    (8,892,376)      (7,734,843)    12,452,510

Cash and cash equivalents at beginning of year.........................    16,928,244       24,663,087     12,210,577
                                                                           ----------       ----------    -----------

Cash and cash equivalents at end of year...............................  $  8,035,868       16,928,244     24,663,087
                                                                           ==========       ==========     ==========

Supplemental disclosure of cash flow information:
   Cash paid during the year for:
        Interest....................................................... $   4,923,042        2,536,826       1,952,818
                                                                          ===========       ==========     ===========

        Income taxes...................................................$      696,826          345,000           -
                                                                         ============       ==========     ===========

    Noncash transaction-
        Change in unrealized gain (loss) on securities available for
           sale........................................................$        33,778          (7,929)          -
                                                                         =============      ==========     ===========


See Accompanying Notes to Consolidated Financial Statements.

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       December 31, 2000 and 1999 and for each the Years In the Three-Year
                         Period Ended December 31, 2000


(1)  Summary of Significant Accounting Policies
    Organization.  Citizens Community Bancorp,  Inc.  ("Citizens") is a one-bank holding company and owns 100% of the outstanding common stock of Citizens Community Bank of Florida ("CCB"), Citizens Financial Corp. ("CFC") and CCB Mortgage Company ("CCB Mortgage"). Citizens' primary business is the ownership and operation of CCB, CFC and CCB Mortgage. CCB is a Florida state-chartered commercial bank and its deposits are insured by the Federal Deposit Insurance Corporation. CCB provides community banking services to businesses and individuals predominantly in Collier County, Florida. CFC and CCB Mortgage are mortgage origination companies operating in Southwest Florida. CFC specializes in commercial mortgage originations while CCB Mortgage is a residential real estate brokerage company. Collectively the entities are referred to as the "Company." The Company operates predominantly in one reportable industry segment: banking.

    Basis of Presentation. The accompanying consolidated financial statements include the accounts of Citizens, CCB, CFC and CCB Mortgage. All significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting practices of the Company conform to generally accepted accounting principles and to general practices within the banking industry.

    Use of  Estimates.   In  preparing   consolidated  financial  statements  in
        conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses.

    Cash and Cash Equivalents. For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks, interest-bearing deposits, federal funds sold and securities purchased under agreements to resell, all of which mature within ninety days.

    Securities.  Securities  may be classified  as trading,  held to maturity or available for sale. Trading securities are held principally for resale and recorded at their fair values. Unrealized gains and losses on trading securities are included immediately in earnings. The Company does not maintain any securities in a trading portfolio.
        Held-to-maturity securities are those which the Company has the positive intent and ability to hold to maturity and are reported at amortized cost. Available-for-sale securities consist of securities not classified as trading securities nor as held-to-maturity securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a other comprehensive income. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. Premiums and discounts on securities available for sale and held to maturity are recognized in interest income using the interest method over the period to maturity.

    Loans Held for Sale. Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. At December 31, 2000 and 1999, there were no loans held for sale.

    Loans. Loans management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

                                                                     (continued)

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

(1)  Summary of Significant Accounting Policies, Continued
    Loans, Continued. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan.

        The accrual of interest on loans is discontinued at the time the loan is ninety days delinquent unless the loan is well-collateralized and in process of collection. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

        All interest accrued but not collected for loans that are placed on nonaccrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

    Allowance for Loan Losses. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

        The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

        A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

        Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

    Premises and Equipment. Premises and equipment are stated at cost less accumulated depreciation. Depreciation expense is computed on the straight-line basis over the estimated useful life of each type o asset.

                                                                     (continued)

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


(1)  Summary of Significant Accounting Policies, Continued
    Stock Compensation Plans. Statement of Financial Accounting Standards (SFAS)
        No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided proforma disclosures of net earnings and earnings per share and other disclosures, as if the fair value based method of accounting had been applied.

    Transfer of Financial Assets. Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

    Income Taxes. Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences between revenues and expenses reported for financial statement and those reported for income tax purposes. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled.

    Off-Balance-Sheet  Instruments.  In the  ordinary  course of  business,  the
        Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit. Such financial instruments are recorded in the financial statements when they are funded.

    Advertising.  The Company expenses all media advertising as incurred.

    FairValues  of  Financial  Instruments.   The  fair  value  of  a  financial
        instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company. The following methods and assumptions were used by the Company in estimating fair values of financial instruments:

            Cash and Cash Equivalents. The carrying amounts of cash and cash equivalents approximates their fair value.

            Securities. Fair values for securities held to maturity and available for sale are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

                                                                     (continued)

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

(1)  Summary of Significant Accounting Policies, Continued
      Fair Values of Financial Instruments, Continued.

        Loans. For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for certain fixed-rate mortgage (e.g. one-to-four family residential), commercial real estate and commercial loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

        Federal Home Loan Bank Stock. Fair value of the Company's investment in Federal Home Loan Bank stock is based on its redemption value, which is its cost of $100 per share.

        Deposit Liabilities. The fair values disclosed for demand, NOW, money-market and savings deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). Fair values for fixed-rate time deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered on these accounts to a schedule of aggregated expected monthly maturities on time deposits.

        Federal Home Loan Bank Advance. The fair value of the Company's advance with the Federal Home Loan Bank is the carrying amount; it renews daily.

        Accrued Interest. The carrying amounts of accrued interest approximate their fair values.

        Off-Balance-Sheet Instruments. Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

    Earnings Per Share. Basic earnings per share is computed on the basis of the weighted-average number of common shares outstanding. Diluted earnings per share is computed based on the weighted-average number of shares outstanding plus the effect of outstanding stock options, computed using the treasury stock method.

    Future  Accounting  Requirements.   Financial  Accounting  Standards  133  -
        Accounting for Derivative Investments and Hedging Activities (as amended) requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. The Company will be required to adopt this Statement effective January 1, 2001. Management does not anticipate that this Statement will have a material impact on the Company.

    Comprehensive   Income.   Accounting   principles   generally  require  that
        recognized revenue, expenses, gains and losses be included in net earnings. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net earnings, are components of comprehensive income.

    Reclassifications. Certain amounts in the 1999 and 1998 consolidated financial statements have been reclassified to conform with the 2000 presentation.

                                                                     (continued)

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

(2)  Securities
    Securities have been classified in accordance with management's intent. The carrying amount of securities and their approximate fair values are as follows:

                                                                    Amortized    Unrealized     Unrealized         Fair
                                                                      Cost            Gains         Losses        Value
                                                                    ---------    ----------     ----------        -----
              Securities Available for Sale:
              December 31, 2000:
                    U.S. Government agencies...................  $  1,000,000         -                943      999,057
                    Mortgage-backed securities.................     3,055,870        64,589         22,205    3,098,254
                    Equity securities..........................       190,000         -              -          190,000
                                                                   ----------    ----------     ----------    ---------

                    Total......................................  $  4,245,870        64,589         23,148    4,287,311
                                                                   ==========    ==========     ==========    =========

              December 31, 1999:
                    U.S. Government agencies...................     1,750,000            78          7,500    1,742,578
                    Mortgage-backed securities.................     4,094,808         4,437          9,720    4,089,525
                    Equity securities..........................       190,000         -              -          190,000
                                                                  -----------    ----------     ----------    ---------

                    Total......................................  $  6,034,808         4,515         17,220    6,022,103
                                                                   ==========    ==========     ==========    =========

              Securities Held to Maturity:
                  December 31, 2000-
                    U.S. Government agencies...................  $ 13,000,000         -             41,300   12,958,700
                                                                   ==========    ==========     ==========   ==========

                  December 31, 1999-
                    U.S. Government agencies...................  $ 13,000,000         -            438,400   12,561,600
                                                                   ==========    ==========     ==========   ==========


    The scheduled maturities of securities are as follows:

                                                                  Available for Sale             Held to Maturity
                                                                 -------------------          ------------------------
                                                                 Amortized       Fair         Amortized          Fair
                                                                 Cost            Value        Cost               Value
                                                                 ---------      ------        ---------          -----
         December 31, 2000:
              Due in one or less............................   $ 1,000,000     999,057                -              -
              Due after one through five years...............            -           -       13,000,000     12,958,700
              Mortgage-backed securities.....................    3,055,870   3,098,254                -              -
              Equity securities..............................      190,000     190,000                -              -
                                                                 ---------   ---------       ----------     ----------

                                                               $ 4,245,870   4,287,311      13,000,000      12,958,700
                                                                 =========   =========      ==========      ==========

    There were no sales of securities in 2000, 1999 or 1998.
                                                                                                            (continued)

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

(3)  Loans
    The components of loans are as follows:

                                                                                                     At December 31,
                                                                                                   -------------------
                                                                                                   2000           1999
                                                                                                   ----           ----

              Commercial real estate..................................................   $   61,133,227     42,286,675
              Residential real estate.................................................       61,442,202     24,920,678
              Commercial..............................................................        9,082,953      5,706,516
              Consumer................................................................        2,629,448      7,703,412
                                                                                           ------------     ----------

                                                                                            134,287,830     80,617,281
              Add (Subtract):
                Deferred costs, net...................................................          473,694        256,062
                Allowance for loan losses.............................................       (1,635,822)      (885,617)
                                                                                           ------------     ----------

              Loans, net..............................................................   $  133,125,702     79,987,726
                                                                                            ===========     ==========


    An analysis of the change in the allowance for loan losses follows:
                                                                                        Year Ended December 31,
                                                                                -------------------------------------

                                                                                    2000           1999          1998
                                                                                    ----           ----          ----

              Balance at beginning of year...............................   $    885,617        453,211       298,000
              Provision for loan losses..................................      1,045,000        437,000       161,711
              Loans charged-off, net of recoveries.......................       (294,795)        (4,594)       (6,500)
                                                                               ---------        -------       -------

              Balance at end of year.....................................   $  1,635,822        885,617       453,211
                                                                               =========        =======       =======

    Impaired collateral dependent loans were as follows:
                                                                                       Year Ended December 31,
                                                                                -------------------------------------
                                                                                    2000           1999           1998
                                                                                    ----           ----           ----

              Balance at end of year.....................................      $     -              -              -
                                                                                ========         ======          =====

              Average balance during year................................      $ 103,432            -              -
                                                                                 =======         ======          =====

              Interest income recognized on impaired loans...............      $   9,797            -              -
                                                                                ========         ======          =====

(4)  Premises and Equipment
    A summary of premises and equipment follows:
                                                                                               At December 31,
                                                                                        -----------------------------

                                                                                               2000              1999
                                                                                               ----              ----

              Land..................................................................    $ 1,880,955         1,768,020
              Bank premises.........................................................      2,883,832         2,340,036
              Furniture, fixtures and equipment.....................................      2,009,492         1,430,067
                                                                                          ---------         ---------

                  Total, at cost....................................................      6,774,279         5,538,123

              Less accumulated depreciation.........................................        825,629           498,334
                                                                                          ---------         ---------

                  Premises and equipment, net.......................................    $ 5,948,650         5,039,789
                                                                                          =========         =========

                                                                     (continued)

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

(5)  Deposits
    The aggregate amount of time deposits with a minimum denomination of $100,000, was approximately $25,769,000 and $12,618,000 at December 31,
         2000 and 1999, respectively.

    At December 31, 2000 the scheduled maturities of time deposits are as follows:

              Year Ending
              December 31,                                          Amount
              -----------                                           ------

              2001............................................. $ 42,764,537
              2002-2003........................................   15,634,416
              2004-2005........................................    1,457,892
              Thereafter.......................................       88,181
                                                               -------------

                                                                $ 59,945,026

(6)  Federal Home Loan Bank Advance
     At December 31, 2000, the Company had a $3,000,000 advance from the Federal Home Loan Bank of Atlanta. This advance renews daily and at December 31, 2000 had an interest-rate of 6.35%. This advance is collateralized by a blanket lien on the Company's 1 to 4 family mortgage loans. There were no advances in 1999 or 1998.

(7)  Financial Instruments
     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are commitments to extend credit and may involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the balance sheet. The contract amounts of these instruments reflect the extent of involvement the Company has in these financial instruments.

     The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the counterparty.



     The estimated fair values of the financial instruments were as follows (in thousands):

                                                                   At December 31, 2000         At December 31, 1999
                                                                 ----------------------         --------------------
                                                                 Carrying          Fair         Carrying       Fair
                                                                  Amount          Value          Amount        Value
         Financial assets:
              Cash and cash equivalents.....................   $    8,036         8,036           16,928      16,928
              Securities available for sale.................        4,287         4,287            6,022       6,022
              Securities held to maturity...................       13,000        12,959           13,000      12,562
              Loans receivable..............................      133,126       133,968           79,988      79,880
              Federal Home Loan Bank stock..................          550           550              215         215
              Accrued interest receivable...................        1,197         1,197              739         739

         Financial liabilities:
              Deposit liabilities...........................      144,390       144,619          102,498     102,595
              Federal Home Loan Bank advance................        3,000         3,000             -           -

                                                                     (continued)

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

(7) Financial Instruments, Continued
    A summary of the amounts of the Company's financial instruments, which approximates market value with off-balance sheet risk at December 31, 2000 follows:

              Unfunded loan commitments.......................... $     200,000
                                                                    ============

              Available lines of credit.......................... $  29,036,000
                                                                    ============

(8)  Credit Risk
    The Company grants the majority of its loans to borrowers throughout Collier County, Florida. Although the Company has a diversified loan portfolio, a significant portion of its borrowers' ability to honor their contracts is dependent upon the economy in Collier County, Florida.

(9)  Income Taxes
    The income tax provision consisted of the following:

                                                                                           Year Ended December 31,
                                                                                      -------------------------------
                                                                                      2000           1999        1998
                                                                                      ----           ----        ----
              Current:
                  Federal....................................................... $ 473,376        340,930           -
                  State.........................................................    81,096         54,790           -
                                                                                  --------        -------      ------

                     Total current provision....................................   554,472        395,720           -
                                                                                   -------        -------      ------

              Deferred:
                  Federal.......................................................  (161,647)       (43,651)     134,815
                  State.........................................................   (29,512)        (4,193)      23,078
                                                                                   -------        -------      -------

                     Total deferred (credit) provision..........................  (191,159)       (47,844)     157,893
                                                                                   -------        -------      -------

                     Total...................................................... $ 363,313        347,876      157,893
                                                                                   =======        =======      =======

    The reasons for the differences between the statutory Federal income tax rate and the effective tax rate are summarized as follows:

                                                              2000                 1999                   1998
                                                     --------------------    ------------------     -------------------
                                                                     % of                 % of                  % of
                                                                   Pretax                Pretax                 Pretax
                                                     Amount      Earnings    Amount    Earnings     Amount    Earnings
                                                     ------      --------    ------    --------     ------    --------
         Income tax provision at statutory
              Federal income tax rate............  $327,910         34.0%  $327,464       34.0%   $123,674       34.0%
         Increase (decrease) resulting from:
              State taxes, net of Federal tax
                  benefit........................    34,045          3.5     33,394        3.5      15,231        4.2
              Other..............................     1,358           .2    (12,982)      (1.4)     18,988        5.2
                                                   --------        -----    -------       ----     -------      -----

                                                   $363,313         37.7%  $347,876       36.1%   $157,893       43.4%
                                                    =======         ====    =======       ====     =======       ====

                                                                     (continued)

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

(9)  Income Taxes, Continued
    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below.

                                                                                               At December 31,
                                                                                            -------------------
                                                                                               2000           1999
                                                                                               ----           ----
              Deferred tax assets:
                  Allowance for loan losses...........................................    $ 527,030        223,310
                  Organization and start-up costs.....................................        7,271         13,318
                  Unrealized loss on securities available for sale....................            -          4,781
                  Other...............................................................        7,293              -
                                                                                           --------        -------

                    Total deferred tax asset..........................................      541,594        241,409
                                                                                            -------        -------

              Deferred tax liabilities:
                  Depreciation........................................................      126,646        115,802
                  Accrual to cash adjustment..........................................      195,795         92,832
                  Unrealized gain on securities available for sale....................       15,592              -
                                                                                            -------        -------

                    Total deferred tax liabilities....................................      338,033        208,634
                                                                                            -------        -------

                    Net deferred income tax asset.....................................    $ 203,561         32,775
                                                                                            =======         ======

(10)  Stock Options
     The Company has established three Stock Option plans, one for directors, one for officers and employees and one for the advisory board. A total of 523,000 shares of common stock has been reserved for the plans. At December 31, 2000, 80,812 shares remain available for grant. The directors options have terms of ten years and vest over three years. The officers and employee options have terms of ten years and vest over five years. The advisory board have terms of five years and vest over three years.


                                                                                   Range of     Weighted-
                                                                                   Per Share    Average
                                                                      Number       Option       Per Share    Aggregate
                                                                       of          Exercise     Exercise     Option
                                                                      Shares       Price        Price        Price
                                                                      ------      ---------    ---------    ----------

              Outstanding at December 31, 1997....................   167,840    $ 4.17-5.56       4.68         785,074
              Options granted.....................................   268,812      6.48-9.26       7.56       2,033,513
              Options terminated..................................   (67,651)     4.67-9.26       5.46        (369,644)
              Options exercised...................................    (2,160)     4.67-5.21       4.56          (9,852)
                                                                    --------                                 ----------

              Outstanding at December 31, 1998....................   366,841      4.17-9.26       6.65       2,439,091

              Options granted.....................................   156,500      9.00-9.50       9.36       1,464,840
              Options terminated..................................   (44,173)     4.63-9.26       6.03        (266,573)
              Options exercised...................................   (31,728)     4.17-6.95       4.78        (151,769)
                                                                    --------                                 ---------

              Outstanding at December 31, 1999...................    447,440      4.17-9.50       7.79       3,485,589

              Options granted.....................................    72,436      7.63-9.00       8.14         589,629
              Options terminated..................................   (70,992)     6.95-9.50       8.80        (624,995)
              Options exercised...................................    (6,696)     6.95-7.87       6.95         (46,504)
                                                                     -------                                 ---------

              Outstanding at December 31, 2000...................    442,188    $ 4.17-9.50       7.70       3,403,719
                                                                     =======      =========       ====       =========

    The weighted-average remaining contractual life of the outstanding stock options at December 31, 2000 and 1999 was 73 months and 92 months, respectively.
                                                                     (continued)

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

(10)  Stock Options, Continued
    These options are exercisable as follows:

                                                                                       Weighted-    Remaining
                                                                            Number     Average      Contractual
                                                                              of       Exercise     Life in
               Year Ending                                                  Shares     Price        Months
               -----------                                                  ------     ---------    -----------

                     Currently....................................         209,618       $ 7.30            78
                     2001.........................................          75,258         7.78            72
                     2002.........................................          69,426         8.38            66
                     2003.........................................          52,464         8.45            62
                     2004.........................................          28,675         8.47            67
                     2005.........................................           6,747         8.18            63
                                                                          --------

                                                                           442,188       $ 7.70            73
                                                                           =======         ====            ==

    FASB Statement 123 requires proforma information regarding net earnings and earnings per share. This proforma information has been determined as if the Company had accounted for its stock options under the fair value method of that statement and is as follows:

                                                                                       Year Ended December 31,
                                                                                  -------------------------------
                                                                                  2000           1999        1998
                                                                                  ----           ----        ----

               Net earnings:
                     As reported.............................................$ 601,128        615,259     205,854
                                                                               =======        =======     =======

                     Proforma................................................$ 263,649        175,256     106,098
                                                                               =======        =======     =======

               Basic earnings per share:
                     As reported.............................................$     .17            .18         .08
                                                                               =======        =======     =======

                     Proforma ...............................................$     .08            .05         .04
                                                                               =======        =======     =======

               Diluted earnings per share:
                     As reported.............................................$     .17            .17         .08
                                                                               =======        =======     =======

                     Proforma................................................$     .08            .05         .04
                                                                               =======        =======     =======

    Thefair value of each option grant is estimated on the date of grant using the minimum value method with the following assumptions:

                                                                                          Year Ended December 31,
                                                                                      ------------------------------
                                                                                      2000         1999         1998
                                                                                      ----         ----         ----

               Risk-free interest rate...........................................      5.5%           6%          5%
               Expected dividend yield...........................................        -%           -%          -%
               Volatility........................................................    38.01%       14.03%          -%
               Expected life in years............................................      9.4           10          10
               Fair value per share granted......................................  $  7.27         4.49        2.65
                                                                                      ====         ====        ====


                                                                     (continued)

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

(11)  Earnings Per Share ("EPS")
    Thefollowing is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.


                                                                   Year Ended December 31,
                                            2000                             1999                             1998
                               -----------------------------    -----------------------------    -----------------------------
                                           Weighted-  Per                   Weighted-  Per                   Weighted-  Per
                                           Average    Share                 Average    Share                 Average    Share
                               Earnings    Shares     Amount    Earnings    Shares     Amount    Earnings    Shares     Amount
                               --------    ---------  ------    --------    ---------  ------    --------    ---------  ------
     Basic EPS:
         Net earnings
          available to
          common
          stockholders......  $ 601,128    3,451,552   $ .17   $ 615,259    3,470,664   $ .18   $ 205,854    2,597,330   $ .08
                                                         ===                              ===                              ===
     Effect of dilutive
       securities:
         Incremental shares
          from assumed
          exercise of
          options ..........                  58,585                           98,118                           44,602
                                              ------                           ------                           ------

     Diluted EPS:
         Net earnings
          available to
          common
          stockholders
          and assumed
          conversions.......  $ 601,128    3,510,137   $ .17   $ 615,259    3,568,782   $ .17   $ 205,854     2,641,932  $ .08
                                =======    =========     ===     =======    =========     ===     =======     =========    ===


     Shares not included in the  computations  of diluted  earnings per share because the option exercise price was not less than the average market price are as follows:

                                                         Number of       Price         Year           Year
                                                         Shares          Range        Issued         Expires
         Year Ended December 31:
         2000 .........................................    166,872    $ 8.80-9.50    1999-2000      2009-2010
         1999 .........................................          -              -            -              -
         1998 ..........................................         -              -            -              -

(12) Profit Sharing Plan
     The Company sponsors a Section 401(k) profit sharing plan available to all employees electing to participate after meeting certain age and length of service requirements. Expense related to the Company's contributions to the profit sharing plan included in the accompanying consolidated statements of earnings was approximately $17,000, $5,000 and $3,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

(13) Merger
     On December 18, 2000, Citizens entered into a definitive agreement (the "Agreement") to merge with F.N.B. Corporation ("F.N.B."). Under the terms of the Agreement, F.N.B. will exchange shares of its common stock for all outstanding shares of the Company. The merger is subject to both regulatory and stockholder approval.

                                                                     (continued)

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

(14) Regulatory Matters
     Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by CCB to Citizens. As of December 31, 2000, CCB had not paid any dividends to Citizens.

     Citizens  (on  a  consolidated  basis)  and  CCB  are  subject  to  various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Citizens' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective actions, Citizens and CCB must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

     Quantitative measures established by regulation to ensure capital adequacy require Citizens and CCB to maintain minimum amounts and percentages (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000 and 1999, that Citizens and CCB met all capital adequacy requirements to which they are subject.

     As of December 31, 2000, the most recent notification from the Federal Deposit Insurance Corporation categorized CCB as well capitalized. An institution must maintain minimum total risk-based, Tier I risk-based and Tier I leverage percentages as set forth in the following tables. There are no conditions or events since the notification that management believes have changed CCB's category. Citizens' and CCB's actual capital amounts and percentages are also presented in the table.


                                                                                                         To Be Well
                                                                                                       Capitalized Under
                                                                                      Minimum            the Provisions
                                                                                  For Capital            of Prompt and
                                                        Actual              Adequacy Purposes          Corrective Action
                                                 --------------------------------------------        --------------------
                                                 Amount         %          Amount         %          Amount          %
                                                 ------      ------        ------      ------        ------        -----
     As of December 31, 2000:
         Total Capital to Risk-Weighted Assets:
              Citizens.....................    $ 19,095       14.27%     $ 10,706        8.00%         N/A          N/A
              CCB .........................      13,730       10.65        10,314        8.00      $ 12,892        10.00%

         Tier I Capital to Risk-Weighted Assets:
              Citizens.....................      17,422       13.02         5,154        4.00          N/A          N/A
              CCB .........................      12,119        9.40         5,157        4.00         7,736         6.00

         Tier I Capital to Average Assets:
              Citizens.....................      17,422       10.93         6,375        4.00          N/A          N/A
              CCB .........................      12,119        7.85         6,175        4.00         7,719         5.00

     As of December 31, 1999:
         Total Capital to Risk-Weighted Assets:
              Citizens.....................        N/A         N/A           N/A         N/A           N/A          N/A
              CCB .........................       9,232       12.17         5,927        8.00         7,409        10.00

         Tier I Capital to Risk-Weighted Assets:
              Citizens.....................        N/A         N/A           N/A         N/A           N/A          N/A
              CCB .........................       8,427       11.11         2,964        4.00         4,445         6.00

         Tier I Capital to Average Assets:
              Citizens.....................        N/A         N/A           N/A         N/A           N/A          N/A
              CCB .........................       8,427        8.25         4,085        4.00         5,106         5.00

                                                                     (continued)


                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

(15) Parent  Company  Only  Financial   Information   Citizens'   unconsolidated
     financial information is as follows:

                            Condensed Balance Sheets
                                 (In thousands)
                                                                                                      At December 31,
                                                                                                     -----------------
                                                                                                     2000         1999
                                                                                                     ----         ----
                  Assets

              Cash and interest-bearing deposits...............................................  $  1,363        1,112
              Securities purchased under agreements to resell..................................       101        1,300
              Securities available for sale....................................................       190          190
              Loans receivable.................................................................     4,800        5,751
              Investment in subsidiaries.......................................................    12,401        8,663
              Premises and equipment, net......................................................         1          883
              Other assets.....................................................................       120           85
                                                                                                  -------     --------

                  Total assets.................................................................  $ 18,976       17,984
                                                                                                   ======       ======

                  Liabilities and Stockholders' Equity

              Liabilities......................................................................     1,278            -
              Stockholders' equity.............................................................    17,698       17,984
                                                                                                   ------       ------

                  Total liabilities and stockholders' equity...................................  $ 18,976       17,984
                                                                                                   ======       ======

                       Condensed Statements of Operations
                                 (In thousands)

                                                                                              Year Ended December 31,
                                                                                           ----------------------------
                                                                                           2000        1999       1998
                                                                                           ----        ----       ----

              Revenues..............................................................      $ 646         753        416
              Expenses..............................................................       (345)       (254)      (106)
                                                                                            ---         ---        ---

                  Earnings before income of subsidiaries
                    and income taxes................................................        301         499        310

              Earnings of subsidiaries..............................................        413         294         11
                                                                                            ---         ---       ----

                  Earnings before income taxes......................................        714         793        321

              Income taxes..........................................................        113         178        115
                                                                                            ---         ---        ---

                  Net earnings......................................................      $ 601         615        206
                                                                                            ===         ===        ===

                                                                     (continued)

                CITIZENS COMMUNITY BANCORP, INC. AND SUBSIDIARIES

(15)  Parent Company Only Financial Information, Continued


                       Condensed Statements of Cash Flows
                                 (In thousands)

                                                                                              Year Ended December 31,
                                                                                           ----------------------------
                                                                                           2000        1999        1998
                                                                                           ----        ----        ----
         Cash flows from operating activities:
              Net earnings...........................................................   $   601         615         206
              Adjustments to reconcile net earnings to net cash provided by operating activities:
                  Equity in undistributed earnings of subsidiaries...................      (413)       (294)        (11)
                  Increase in other assets...........................................       (35)        (73)        (12)
                  Increase (decrease) in other liabilities...........................     1,278        (115)        111
                  Depreciation.......................................................         -           -          15
                  Stock issued as compensation.......................................        42           -           -
                                                                                          -----        ----         ---

                  Net cash provided by operating activities..........................     1,473         133         309
                                                                                          -----        ----         ---

         Cash flows from investing activities:
              Securities purchased under agreements to resell........................     1,199       7,405      (8,705)
              Purchase of available for sale securities..............................         -        (190)          -
              Sale (purchase) of premises and equipment, net of transfer to
                  subsidiary.........................................................       882        (883)       (467)
              Net decrease (increase) in loans receivable............................       951      (3,715)       (775)
              Investment in subsidiary...............................................    (3,291)     (1,921)       (750)
                                                                                          -----       -----       -----

                  Net cash provided by (used in) investing activities................      (259)       696      (10,697)
                                                                                          -----       ----       ------

         Cash flows from financing activities:
              Cash dividend paid.....................................................      (174)         -            -
              Net proceeds from issuance of common stock.............................        46        152       10,248
              Repurchase of common stock.............................................      (835)         -            -
                                                                                          -----       ----       ------

                  Net cash (used in) provided by financing activities................      (963)       152       10,248
                                                                                          -----       ----       ------

         Net increase (decrease) in cash and interest-bearing deposits...............       251        981         (140)

         Cash and interest-bearing deposits at beginning of the year.................     1,112        131          271
                                                                                          -----       ----       ------

         Cash and interest-bearing deposits at end of year...........................   $ 1,363      1,112          131
                                                                                          =====      =====       ======


ITEM 8. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS

None.


                                    PART III


ITEM 9. - DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Directors

         Diane M. Beyer, director since 1995. Term will expire 2001. Ms. Beyer, age 61, is a founding director and Assistant Secretary of Citizens and is a member of its Executive and Audit Committees. She is also a founding director and Vice Chairman of the Board of Directors of CCB, chairing its Executive, Compensation & Personnel Committees. She is also a member of CCB's Audit, Asset Liability and Building & Facilities Committees. Ms. Beyer, a human resources consultant, has business experience in administration. She is currently a Managing Partner of RFB Associates, L.L.C., a Naples-based consulting firm. Before relocating to Naples, Florida in 1993, Ms. Beyer was Corporate Secretary and Human Resources Manager of a large real estate development company in Southern California. Ms. Beyer is a member of the National Association of Women in Construction and is on the Board of Directors of a non-profit volunteer organization in Naples and surrounding communities.

         John V. Cofer, director since 1999. Term will expire 2001. Mr. Cofer, age 57, is Vice Chairman of the Board of Directors of Citizens and Chairman of the Board of CCB Mortgage. Mr. Cofer is Chairman of the Strategic Planning Committee. Mr. Cofer's prior business interests included Senior Partner of Oxford Development Corp. of Bethesda, MD, where Mr. Cofer was responsible for the development of over 16,000 housing units and the management of over 27,000 housing units in nine states. He was also President of Krupp Development of Boston, MA.

         Joel M. Cox, Sr., director since 1995. Term will expire 2001. Mr. Cox, age 62, has over 38 years of experience in banking and insurance. Mr. Cox is a founding director of Citizens and serves as Chairman of the Executive Committee. Mr. Cox is a member of the Board of CCB and is Chairman of the Asset/Liability Committee and the Vice Chairman of the
         Loan  committee.   He  also  serves  on  CCB's  Audit,   Building  and
         Facilities, Compensation and Personnel and Executive Committees. Mr. Cox has been Vice President and Director of Cox Insurance Agency, Inc. of Marco Island, Florida, since 1985. He currently serves as Vice
         President of the Kiwanis Club of Marco Island and serves on the Chamber of Economic Development Committee.

         Thomas B. Garrison, director since 1995. Term will expire 2001. Mr. Garrision, age 55, is a founding director of Citizens and served as Chairman of the Year 2000 Committee. Mr. Garrison has over 30 years of experience in the design and development of major software projects. Formerly with the Barron-Collier Companies, where he served as the Management Information Systems Director and Chief Information Officer. Mr. Garrison has been a Collier County resident, residing in Naples, Florida, since 1988 and has been an active member of several Collier County civic organizations, including Toastmasters, Naples Investment Club, Rotary International, Small CAP Investment Club, Naples Computer Club.

         James S. Hagedorn, director since 1996. Term will expire 2001. Mr. Hagedorn, age 58, is a director and the Vice Chairman of Citizens. He is also a member of the Executive Committee. Mr. Hagedorn is a member of the Board of Directors of CCB, where he serves as Chairman of the Loan Committee. Mr. Hagedorn has been President and Director of Waterside Development Corp. since 1995. He served as Chairman, President and CEO of The Merchant Bancorporation of Florida from 1986 through 1994.

         Dennis J. Lynch, director since 1995. Term will expire 2001. Mr. Lynch, age 59, is a founding director of Citizens and serves as Chairman of the ALCO and is a member of the Loan Committee and Chairman of the Board of Directors of CFC. Mr. Lynch has been involved in the real estate sales and development business since moving to Naples in 1971. He has been the owner and President of Dennis J. Lynch and Associates, a real estate sales agency established in 1979. Since 1979, his firm has developed and been involved in the management of over 560,000 square feet of commercial real estate space in Collier County.

         Robert A. Marks, CLU, director since 1999. Term will expire 2001. Mr. Marks, age 69, is a member of the Board of Directors of Citizens. Mr. Marks is Chairman of the Advisory Board for CCB on Marco Island. Mr. Marks' prior business interest is in the insurance industry as Regional Manager with Metropolitan Life in Nashville Tennessee, where he was in charge of the company's operations in the states of Tennessee and Kentucky. He retired in 1986 after 30 years with Metropolitan Life.

         Stephen A. McLaughlin, director since 1995. Term will expire 2002. Mr. McLaughlin, age 54, is a founding director of Citizens and of CCB. He serves as Chairman of the Loan Committee and was also a member of the Year 2000 Committee. Mr. McLaughlin's business involves the operations of several Maine-based real estate consulting and timber companies, including Stillwater Land & Lumber Limited.

         Louis J. Smith, director since 1997. Term will expire 2001. Mr. Smith, age 76, is a member of the Board of Directors of Citizens and serves on its Audit Committee. Mr. Smith was a self-employed pharmacist for 34 years, and currently owns and operates Pat's Hallmark in the Shops of Marco on Marco Island and is the Officer in Charge of the U.S. Post Office in Marco Island. Mr. Smith was formerly a director for the 1st Wisconsin Bank of Wisconsin (now First-Star).

         Richard Storm, Jr., director since 1995. Term will expire 2002. Mr. Storm, age 59, is a 21 year resident of Collier County, Florida and is a founding director, Chairman of the Board and CEO of Citizens and also serves on the Executive and Strategic Planning Committees of the Board. He is also the Chairman of the Board and CEO of CCB where he serves on the Executive, Loan, Building Facilities, and Loan Loss Recovery Committees. Mr. Storm has over 25 years of director experience in banking and recently completed two terms as an at-large director for Group VI of the Community Bankers of Florida. Mr. Storm previously served as Director and Corporate Secretary, and also served on various Board Committees for Citizens National Corporation, a bank holding company located in Naples, Florida. Following Citizens National's merger with AmSouth Bank of Florida in 1994, Mr. Storm served as a City Director of AmSouth Bank until April 1995. In addition to his bank affiliations, Mr. Storm has an extensive background in real estate management, marketing, finance and development. He is President of Deer Run Properties, Inc. (a real estate development company) and Chairman and President of Cumberland Properties, Inc., a shopping center owner/operator with principal offices in Windham, Maine.

         John G. Wolf, director since 1997. Term will expire 2002. Dr. Wolf, age 54, is Assistant Treasurer and a member of the Board of Directors of Citizens and serves as the Chairman of the Audit Committee. Dr. Wolf is a practicing dentist in Naples, Florida.

Non-Director Executive Officers

         Robert J. David. Mr. David, age 49, has been Senior Vice President of Citizens and President and CEO of CFC since 1998. From 1995 to 1998, Mr. David was President of Business Financial Services, Inc., a commercial mortgage brokerage business. Mr. David also serves as a director of People's Community Bank of the West Coast, Sarasota, Florida.

         Bruce G. Fedor. Mr. Fedor, age 65, has been Vice President and General Counsel for Citizens and CCB since 1997. Prior to that time, he was engaged in the practice of law with a number of law firms in Naples, Florida.

         Gregory E. Smith. Mr. Smith, age 47, is the President and Chief Financial Officer of Citizens and the President, Chief Operating Officer and a director of CCB. Prior to joining Citizens in March 1999, Mr. Smith was Chief Financial Officer of Lou Gaeta Development, a real estate development company from December 1996 to March 1999. Immediately prior to that, he was Senior Vice President and Chief Financial Officer of First National Bank of Lake Park.

ITEM 10. - EXECUTIVE COMPENSATION

         Compensation Philosophy - The Board of Directors believes that there is a close relationship between the financial interests of Citizens' shareholders and our officers and key employees, including the officers of Citizens' subsidiaries. The Board further believes that compensation for officers and key employees should be structured in such a way that total compensation consists of a base salary, as well as short- and long-term incentive awards. To that end, Citizens' has created a compensation program that provides for base salaries that are believed to be competitive within the industry for persons with comparable responsibilities, combined with annual cash bonus awards tied to specific performance, as well as long-term stock option awards, which are also related to Citizens' stock performance and the performance of the officer or employee and their base salary levels.

         Executive   Base Salary - Base  salaries  for  executive  officers  are established primarily through the use of peer group salary evaluations. The Board of Directors utilizes published compensation studies with regard to compensation levels and practices of comparable banks and financial institutions in order to formulate its recommendation regarding executive officer salaries. For fiscal year 2000, the base salaries for Richard Storm, Jr., Chief Executive Officer of Citizens and CCB and Gregory E. Smith, President and Chief Financial Officer of Citizens and President and Chief Operations Officer of CCB were established using the Board's evaluation of salaries paid to chief executive officers with similar duties at comparable financial institutions.

         Annual Cash Bonus Awards - Cash bonus awards to executive officers, if any, are determined annually by the Board of Directors and are based primarily on the Citizens' financial results for that year. Objectives are established annually by the Board and cash bonus awards are determined in relationship to achievements relative to these objectives.

         Long-Term  Pay  Compensation  - The  long-term  compensation  plan   is
         structured around Citizens' 1996 Incentive Stock Option Plan.

         The following Summary Compensation Table shows compensation information regarding Richard Storm, Jr., Chairman of the Board and Chief
         Executive Officer of the Citizens and CCB and Gregory E. Smith, President and Chief Financial Officer of Citizens and President and Chief Operations Officer of CCB. No other executive officer received compensation at a level required to be reported herein by Securities and Exchange Commission regulations.

                                        SUMMARY COMPENSATION TABLE


                                                                                                     Long-Term
                                                                                                    Compensation
                                                    Annual Compensation                                Awards
                                                    -------------------                             ------------
                                                                                                     Securities
Name and Principal                 Year        Salary          Bonus            Other Annual         Underlying
          Position                                                              Compensation          Options


Richard Storm, Jr.                 2000       $52,768          $20,000            $  6,707               -
Chairman and CEO of                1999       $18,400             -                   -                  -
Citizens and CCB.                  1998       $24,000             -                   -                  -

Gregory E. Smith                   2000       $92,346          $15,000            $  7,200             10,000
President and CFO of Citizens      1999       $59,039             -               $ 12,500             25,000
and President and COO of CCB.




                                  Aggregated Fiscal Year End Option/SAR Values

   Name                Number of Securities Underlying      Value of Unexercised In-the-Money
                      Unexercised Opition/SARs at Fiscal     Options/SARs at Fiscal Year End
                                 Year End

Richard Storm, Jr.                25,000                               $50,000

Gregory E. Smith                  10,000                               $20,000

ITEM 11. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        (a)  Security Ownership of Certain Beneficial Owners

         As of February 28, 2001, no persons or apparent groups of persons, other than officers of directors of the Company and its subsidiaries, and the following person, are known by management to beneficially own five percent or more of the outstanding shares of Citizens common stock:


Name                           Amount of Common Stock        Percent of Class
----                           ----------------------        ----------------
Richard Storm, Jr.                    504,557                    14.89%
215 Waterside Circle #201
Marco Island, Florida 34145

        (b)  Security Ownership of Management

         The following table contains information regarding the current beneficial ownership of common stock by each of the Company's directors and executive officers, and all of the directors and executive officers as a group, as of the Record Date. As required by Rule 13d-3, under the Securities Act of 1933, the number and percentage of shares held by each person reflects the number of shares that person currently owns, plus the number of shares that person has the right to acquire.


                                                 Number of                                                   % of Beneficial
Name                                         Shares Owned (1)            Right to Acquire (2)                   Ownership

Diane M. Beyer                                     19,008                       10,800                             0.88%
John V. Cofer                                         500                       10,800                             0.33%
Joel M. Cox, Sr. (3)                               66,107                       10,800                             2.26%
Robert J. David (5)                                     0                       26,600                             0.78%
Bruce G. Fedor (5)                                  2,160                       10,800                             0.38%
Thomas B. Garrison                                 57,780                       10,800                             2.02%
James S. Hagedorn (4)                              25,380                       10,800                             1.06%
Dennis J. Lynch                                    77,200                       10,800                             2.59%
Robert A. Marks                                    16,200                       10,800                             0.79%
Stephen A. McLaughlin                              99,360                       10,800                             3.24%
Gregory E. Smith (5)                                  200                       35,000                             1.03%
Louis J. Smith                                     16,632                        5,400                             0.65%
Richard Storm, Jr.(6)                             504,557                       10,800                            15.14%
John J. Wolf                                       64,400                       10,800                             2.21%

All Directors and Executive Officers              949,484                      185,800                            31.73%
as a Group
(14 persons)

(1) Includes shares for which the named person:
    1. has sole voting and investment power,
    2. has shared voting and investment power with a spouse, or
    3. holds in an IRA or other retirement plan program, unless otherwise indicated in these footnotes, but
    4. does not include shares that may be acquired by exercising stock options.
(2) Includes shares that may be acquired by exercising stock options.
(3) Includes 19,791 shares owned by various family members or related business interests.
(4) Includes 1,080 shares owned by Mr. Hagedorn's spouse.
(5) An executive officer, not a director.
(6) Includes 29,015 shares owned by Mr. Storm's spouse's Profit Sharing Plan.

(c)      Changes in Control

On December 18, 2000, Citizens and CCB entered into an Agreement and Plan of Merger ("Agreement") whereby Citizens will be merged with and into F.N.B. Corporation, a bank holding company headquartered in Hermitage, Pennsylvania. Due to unforeseen delays in obtaining regulatory approvals, the parties amended the Agreement effective March 21, 2001. Citizens's Shareholders approved the amended Agreement on March 22, 2001. The merger transaction is expected to close in the second quarter of 2001.

ITEM 12. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Neither Citizens nor its subsidiaries have engaged in any reportable transactions, including loans, to Citizens' or its subsidiaries' directors, executive officers, their associates and members of the immediate families of such directors and executive officers.

ITEM 13. - EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits. The following exhibits are filed with or incorporated by
              --------
         reference into this report. The exhibits which are marked by a single asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from Citizens' Registration Statement on Form SB-2, as effective with the Securities and Exchange Commission on December 7, 1995, Registration No. 33-98090. The exhibits which are marked by a double asterisk (**) were previously filed as part of, and are hereby incorporated by reference from Citizens' Registration Statement on Form SB-2 as filed with the Securities and Exchange Commission on March 12, 1998, Registration No. 333-47813. The exhibits which are marked by a triple asterisk (***) were previously filed as part of, and are hereby incorporated by reference from Citizens From 10-KSB for 1999, as filed with the Securities and Exchange Commission on March 30, 2000. The exhibits which are marked with a quadruple asterisk (****) were previously filed as part of, and are hereby incorporated by reference from F.N.B. Corporation's Form S-4 as filed with the Securities and Exchange Commission on February 21, 2001. The exhibit numbers correspond to the exhibit numbers in the referenced documents.

Exhibit No.                     Description of Exhibit
-----------       --------------------------------------------------------------

        *3.1      Amended and Restated Articles of Incorporation of Citizens
        *3.2      Bylaws of Citizens
        *4.1      Specimen Common Stock Certificate
        *4.2      Specimen Warrant Certificate
        *4.4      Warrant Plan
      **10.1      Incentive Stock Option Plan for Key Officers and Employees
      **10.2      1998 Directors Stock Option Plan
     ***10.4      Employment Contract with Richard Storm, Jr.
     ***10.5      Employment Contract with Gregory E. Smith
    ****10.6      Agreement and Plan of Merger

         (b)  Reports on Form 8-K. Citizens hereby incorporates by reference the
              -------------------
         Form 8-K filed with the Securities and Exchange Commission on December 20, 2001.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Citizens Community Bancorp,  Inc.


Dated: April 5, 2001               By: /s/ Richard Storm, Jr.
                                       -----------------------------------------
                                       Richard Storm, Jr.
                                       Chairman of the Board and Chief Executive
                                       Officer



Dated: April 5, 2001               By: /s/ Gregory E. Smith
                                       -----------------------------------------
                                       Gregory E. Smith
                                       President and Principal Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/ Diane M. Beyer                                                 April 5, 2001
----------------------------------------------
DIANE M. BEYER
Director


/s/ John V. Cofer                                                  April 5, 2001
----------------------------------------------
JOHN V. COFER
Vice Chairman


/s/ Joel M. Cox, Sr.                                               April 5, 2001
----------------------------------------------
JOEL M. COX, SR.
Director


/s/ Thomas B. Garrison                                             April 5, 2001
----------------------------------------------
THOMAS B. GARRISON
Director


/s/ James S. Hagedorn                                              April 5, 2001
----------------------------------------------
JAMES S. HAGEDORN
Vice Chairman/Director


/s/ Dennis J. Lynch                                                April 5, 2001
----------------------------------------------
DENNIS J. LYNCH
Director


/s/ Robert A. Marks                                                April 5, 2001
----------------------------------------------
ROBERT A. MARKS
Director

/s/ Stephen A. McLaughlin                                          April 5, 2001
----------------------------------------------
STEPHEN A. MCLAUGHLIN
Director

/s/ Louis J. Smith                                                 April 5, 2001
----------------------------------------------
LOUIS J. SMITH
Director


/s/ Richard Storm, Jr.                                             April 5, 2001
----------------------------------------------
RICHARD STORM, JR.
Chairman, Chief Executive Officer and Director


/s/ John G. Wolf                                                   April 5, 2001
----------------------------------------------
JOHN G. WOLF
Director